Form 10-Q
period 2026-09-30
Carlyle Credit Solutions
filed 2026-11-13
CIK 2144472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                   to
Commission File No. 814-02024
Carlyle Credit Solutions
(Exact name of Registrant as specified in its charter)

Delaware	81-5320146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Vanderbilt Avenue, Suite 3400, New York, NY 10017	(212) 813-4900
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at November 13, 2026 was 95,669,817. Shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

CARLYLE CREDIT SOLUTIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARLYLE CREDIT SOLUTIONS
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,771,159 and $2,647,127, respectively)	$2,687,601	$2,622,656
Investments—non-controlled/affiliated, at fair value (amortized cost of $43,147 and $28,982, respectively)	42,914	28,630
Total investments, at fair value (amortized cost of $2,814,306 and $2,676,109, respectively)	2,730,515	2,651,286
Cash, cash equivalents and restricted cash	85,077	122,352
Receivable for investments sold	350	—
Interest and dividend receivable	16,967	24,834
Receivable for issuance of common stock	18	18
Derivative assets, at fair value (Note 6)	3,964	344
Prepaid expenses and other assets	12,836	14,258
Total assets	$2,849,727	$2,813,092
LIABILITIES
Debt and secured borrowings (Note 7)	$1,070,027	$1,005,834
Payable for investments purchased	—	4,957
Interest and credit facility fees payable (Note 7)	10,146	6,164
Dividend payable (Note 9)	13,576	15,982
Management and incentive fees payable (Note 4)	9,727	10,013
Administrative service fees payable (Note 4)	1,622	1,339
Other accrued expenses and liabilities	2,912	3,179
Total liabilities	1,108,010	1,047,468
Total net assets	1,741,717	1,765,624
Commitments and contingencies (Notes 8 and 12)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 96,718,547 and 93,812,679 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	967	938
Paid-in capital in excess of par value	1,925,534	1,871,027
Total distributable earnings (loss)	(184,784)	(106,341)
Total net assets	$1,741,717	$1,765,624
NET ASSETS PER SHARE
Class I Shares:
Net assets	1,741,717	1,765,624
Common shares outstanding ($0.01 par value, 200,000,000 shares authorized)	96,718,547	93,812,679
Net asset value per share	$18.01	$18.82
Class S Shares:
Net assets	$—	$—
Common shares outstanding ($0.01 par value, 50,000,000 shares authorized)	—	—
Net asset value per share	$—	$—
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.01 par value, 50,000,000 shares authorized)	—	—
Net asset value per share	$—	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$59,400	$56,088	$172,780	$158,544
PIK income	4,727	5,137	15,367	15,304
Other income	1,397	909	4,596	3,196
Total investment income from non-controlled/non-affiliated investments	65,524	62,134	192,743	177,044
From non-controlled/affiliated investments:
Interest income	4	20	12	20
PIK income	687	600	1,950	600
Dividend income	489	—	777	—
Total investment income from non-controlled/affiliated investments	1,180	620	2,739	620
Total investment income	66,704	62,754	195,482	177,664
Expenses:
Base management fees (Note 4)	4,254	3,641	12,618	10,896
Net investment income incentive fees (Note 4)	5,473	5,118	16,410	15,236
Professional fees	391	741	1,699	1,616
Administrative service fees (Note 4)	710	593	1,927	1,186
Interest expense and credit facility fees (Note 7)	16,559	15,648	45,121	38,010
Directors’ fees and expenses	107	109	328	299
Other general and administrative	864	559	2,848	2,210
Total expenses	28,358	26,409	80,951	69,453
Net investment income (loss) before taxes	38,346	36,345	114,531	108,211
Excise tax expense	5	483	9	1,492
Net investment income (loss)	38,341	35,862	114,522	106,719
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(1,122)	(18,889)	(12,880)	(36,809)
Net realized currency gain (loss) on non-investment assets and liabilities	(43)	(1,076)	(320)	405
Net realized gain (loss) on forward currency contracts	984	(2,885)	1,689	(3,780)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	280	13,606	(59,087)	27,802
Non-controlled/affiliated investments	699	(349)	119	(349)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	867	1,093	3,606	(7,906)
Net change in unrealized gain (loss) on forward currency contracts	(495)	4,879	3,620	(3,295)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	1,170	(3,621)	(63,253)	(23,932)
Net increase (decrease) in net assets resulting from operations	$39,511	$32,241	$51,269	$82,787
Basic and diluted earnings per share (Note 9)	$0.41	$0.42	$0.53	$1.07
Weighted average shares of common stock outstanding—basic and diluted (Note 9)	96,732,082	76,747,464	97,031,361	77,608,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$114,522	$106,719
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(11,511)	(40,184)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(51,742)	16,252
Net increase (decrease) in net assets resulting from operations	$51,269	$82,787

Distributions to stockholders (Note 9):
Class I	$(129,712)	$(113,726)
Net decrease in net assets resulting from distributions to stockholders	$(129,712)	$(113,726)

Share transactions:
Class I:
Common stock issued	$267,410	$61,960
Dividend reinvestment	13,711	12,298
Repurchase of common stock	(226,585)	(62,773)
Net increase (decrease) in net assets resulting from share transactions	$54,536	$11,485

Net increase (decrease) in net assets	(23,907)	(19,454)
Net assets at beginning of period	1,765,624	1,492,462
Net assets at end of period	$1,741,717	$1,473,008
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$51,269	$82,787
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt issuance costs	1,646	1,500
Net accretion of discount on investments	(6,097)	(7,802)
Paid-in-kind interest	(19,229)	(17,467)
Net realized (gain) loss on investments	12,880	36,809
Net realized currency (gain) loss on non-investment assets and liabilities	320	(405)
Net change in unrealized (appreciation) depreciation on investments	58,968	(27,453)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(3,606)	7,906
Net change in unrealized (gain) loss on forward currency contracts	(3,620)	3,295
Cost of investments purchased and change in payable for investments purchased	(563,421)	(906,071)
Proceeds from sales and repayments of investments and change in receivable for investments sold	431,652	384,099
Changes in operating assets:
Interest and dividend receivable	7,867	(3,393)
Prepaid expenses and other assets	355	(6,155)
Changes in operating liabilities:
Interest and credit facility fees payable	3,982	5,860
Management and incentive fees payable	(286)	21
Administrative service fees payable	283	(581)
Other accrued expenses and liabilities	(267)	205
Net cash provided by (used in) operating activities	(27,304)	(446,845)
Cash flows from financing activities:
Proceeds from issuance of common stock	267,410	49,506
Repurchase of common stock	(226,585)	(62,773)
Borrowings on Credit Facilities	820,784	783,271
Repayments of Credit Facilities	(752,714)	(236,644)
Dividends paid in cash	(118,407)	(101,327)
Debt issuance costs paid	(459)	—
Net cash provided by (used in) financing activities	(9,971)	432,033
Net increase (decrease) in cash, cash equivalents and restricted cash	(37,275)	(14,812)
Cash, cash equivalents and restricted cash, beginning of period	122,352	108,453
Cash, cash equivalents and restricted cash, end of period	$85,077	$93,641
Supplemental disclosures:
Interest and credit facility fees paid during the period	$39,647	$32,957
Taxes, including excise tax, paid during the period	$1,051	$1,621
Dividends declared during the period	$129,712	$113,726
Dividends reinvested during the period	$13,711	$12,298
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (89.9% of fair value)
1251 Insurance Distribution Platform Payco, LP	(b)(c)(f)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.57%	3/31/2025	3/31/2031	$21,137	$20,957	$21,130	1.21%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.90%	3/31/2025	12/31/2027	6,071	6,012	6,054	0.35
AArete Investment, LLC	(a)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.32%	6/5/2025	6/5/2031	6,559	6,436	6,559	0.38
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	(c)	(2)(7)	Transportation: Consumer	SOFR	5.25%	9.32%	10/3/2025	10/3/2032	14,888	14,620	13,343	0.77
Addev Group (France)	(d)	(2)(7)(15)	Aerospace & Defense	EURIBOR	5.75%	8.34%	10/28/2025	10/28/2032	€37	43	41	0.00
Addev Group (France)	(d)	(2)(7)	Aerospace & Defense	SOFR	5.75%	9.82%	10/28/2025	10/28/2032	258	253	255	0.01
Addev Group (France)	(d)	(2)(7)	Aerospace & Defense	SONIA	5.75%	9.48%	10/28/2025	10/28/2032	£96	131	127	0.01
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)	Consumer Services	SOFR	1.00%, 5.00% PIK	10.23%	8/16/2022	8/16/2028	26,076	25,796	20,552	1.18
Advanced Infusion Solutions Acquisition, LLC	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.90%	6/4/2026	6/4/2032	15,104	14,766	14,858	0.85
Advanced Web Technologies Holding Company	(a)(b)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	11.00%	12/17/2020	12/17/2027	19,257	19,183	19,078	1.10
AGS Health BCP LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.01%	7/31/2025	7/31/2032	6,864	6,842	6,864	0.39
AI Grace AUS Bidco Pty LTD (Australia)	(f)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.00%	8.84%	12/5/2023	12/5/2029	2,286	2,244	2,286	0.13
Alamo Buyer, LLC	(b)(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	8.51%	8/31/2026	8/31/2033	11,494	11,318	11,315	0.65
Allied Benefit Systems Intermediate LLC	(b)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.90%	10/31/2023	10/31/2030	19,315	19,207	19,149	1.10
Alpine Acquisition Corp II	(a)	(2)(3)(15)	Transportation: Cargo	SOFR	4.75%	8.83%	1/14/2026	1/14/2031	—	—	—	—
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.90%	1/14/2026	1/14/2031	2,030	2,030	2,030	0.12
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.25%	9.15%	1/14/2026	1/14/2031	2,609	2,609	2,609	0.15
Altitude Holdco Limited (United Kingdom)	(d)(e)	(2)(3)(7)	Aerospace & Defense	SOFR	4.75%	8.55%	9/2/2026	9/2/2033	5,344	5,291	5,290	0.30
Altitude US Buyer, LLC	(d)(e)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.55%	9/2/2026	9/2/2033	8,016	7,847	7,847	0.45
AmpersCap LLC	(f)	(2)(3)(7)	Diversified Financial Services	SOFR	5.25%	9.32%	12/17/2024	12/17/2032	4,392	4,354	4,392	0.25

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	9.32%	12/17/2024	12/17/2032		$6,864	$6,744	$6,927	0.40%
AP Plastics Acquisition Holdings, LLC	(a)(b)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.43%	3/28/2025	8/10/2030		23,578	23,555	23,238	1.33
Apex Companies Holdings, LLC	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.98%	1/31/2023	1/31/2030		21,319	21,009	21,191	1.22
API Holdings III LLC	(b)(c)	(2)(3)(15)	Aerospace & Defense	SOFR	5.25%	9.01%	6/5/2026	6/5/2033		13,460	13,294	13,295	0.76
Apollo Purchaser, Inc. (Canada)	(c)	(2)(3)(7)(15)	Telecommunications	SOFR	5.00%	9.08%	6/30/2026	6/30/2033	C$	4,845	3,359	3,383	0.19
Apollo Purchaser, Inc. (Canada)	(c)	(2)(3)(7)	Telecommunications	SOFR	5.00%	9.08%	6/30/2026	6/30/2033		3,411	3,378	3,399	0.20
AR Bidco Limited (Jersey)	(d)	(2)(7)	Diversified Financial Services	SONIA	5.00%	8.73%	7/21/2026	7/21/2033		£4,622	6,126	6,067	0.35
AR Bidco Limited (Jersey)	(e)	(2)(7)(15)	Diversified Financial Services	SONIA	5.00%	8.73%	7/21/2026	7/21/2033		£—	(26)	(29)	0.00
Artifact Bidco, Inc.	(b)	(2)(3)(15)	Software	SOFR	4.15%	8.22%	7/26/2024	7/26/2031		704	697	701	0.04
Ascend Buyer, LLC	(b)(c)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	9.33%	9/30/2021	9/30/2030		17,096	16,952	16,951	0.97
Associations, Inc.	(a)(b)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.57%	5/3/2024	7/2/2028		15,992	15,948	15,992	0.92
Athlete Buyer, LLC	(a)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	10.07%	3/29/2024	4/26/2029		4,625	4,566	3,757	0.22
Atlas US Finco, Inc.	(a)(c)(f)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.50%	8.23%	12/15/2022	12/9/2029		11,586	11,515	11,552	0.66
Auctane, Inc.	(c)	(2)(3)	Transportation: Cargo	SOFR	5.75%	9.51%	6/1/2026	6/1/2033		25,000	24,639	24,643	1.41
Auditboard, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	2.50%, 3.00% PIK	9.57%	7/12/2024	7/12/2031		8,925	8,852	8,823	0.51
Auditboard, Inc.	(b)	(2)(3)	Software	SOFR	2.50%, 3.00% PIK	9.57%	12/10/2025	7/12/2031		2,591	2,574	2,565	0.15
Azurite Intermediate Holdings, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	6.00%	9.90%	3/19/2024	3/19/2031		9,081	8,899	8,965	0.51
Bamboo Health Holdings, LLC	(a)(b)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.65%	5/6/2021	5/6/2030		28,255	28,158	28,412	1.63
Barnes & Noble, Inc.	(b)(c)(f)	(2)(3)(10)(11)	Retail	SOFR	7.16%	11.06%	5/7/2025	5/7/2030		15,584	15,310	15,258	0.88
BCTO Bobsled Purchaser, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.57%	1/16/2026	1/16/2033		23,162	22,933	22,938	1.32
Bianalisi S.p.A. (Italy)	(d)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.62%	2/26/2025	2/26/2032		€17,373	18,477	19,527	1.12
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	11.05%	6/4/2024	6/4/2031		€3,518	3,765	3,716	0.21

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	11.07%	7/17/2025	6/4/2031	€241	$279	$254	0.01%
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	314	302	268	0.02
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	5,689	5,587	5,291	0.30
Bingo Group Buyer, Inc.	(b)(c)(f)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.82%	7/10/2024	7/10/2031	6,715	6,634	6,634	0.38
Birsa S.p.A. (Italy)	(a)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	5.75%	8.34%	7/2/2024	6/30/2031	€4,124	4,668	4,600	0.26
Bitnova Midco S.p.A. (Italy)	(d)	(2)(7)	High Tech Industries	EURIBOR	5.50%	7.72%	2/19/2026	2/19/2033	€6,521	7,531	7,293	0.42
Bitnova Midco S.p.A. (Italy)	(e)	(2)(7)(15)	High Tech Industries	EURIBOR	5.50%	8.12%	2/19/2026	2/19/2033	€—	(38)	(25)	0.00
BlueCat Networks, Inc. (Canada)	(a)(b)(f)	(2)(3)(7)	High Tech Industries	SOFR	5.25%	9.11%	8/8/2022	8/8/2028	26,274	26,081	26,097	1.50
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	2.75%, 3.25% PIK	10.07%	9/30/2019	3/31/2028	28,537	28,537	26,377	1.51
Businessolver.com, Inc.	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.57%	12/3/2025	12/3/2032	18,867	18,763	18,598	1.07
Calabrio, Inc.	(c)	(2)	Telecommunications	SOFR	4.00%	7.90%	11/26/2025	11/26/2032	9,975	9,522	7,539	0.43
Celerion Buyer, Inc.	(b)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.82%	5/18/2026	5/18/2033	21,615	21,385	21,388	1.23
Chartwell Cumming Holding Corporation	(c)	(2)(3)(15)	Construction & Building	SOFR	4.75%	8.65%	6/16/2026	6/16/2033	2,774	2,661	2,808	0.16
CircusTrix Holdings, LLC	(a)(b)(f)	(2)(3)	Leisure Products & Services	SOFR	6.75%	10.52%	7/18/2023	7/14/2028	9,775	9,674	9,195	0.53
Cliffwater LLC	(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.50%	8.40%	4/22/2025	4/22/2032	35,987	35,658	35,769	2.05
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)	High Tech Industries	SOFR	9.62%	13.69%	7/30/2023	7/30/2028	1,003	996	1,013	0.06
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	10.07%	5/22/2024	5/22/2029	11,001	10,894	10,890	0.63
Cority Software Inc. (Canada)	(b)(f)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.32%	10/31/2025	10/31/2032	44,792	44,568	44,542	2.56
Cornerstone Building Brands, Inc.	(b)	(2)(3)(8)	Construction & Building	SOFR	5.63%	9.71%	1/29/2025	8/1/2028	7,471	7,235	2,895	0.17
Cornerstone Building Brands, Inc.	(b)	(2)(3)(8)	Construction & Building	SOFR	4.50%	8.58%	2/18/2025	5/15/2031	2,345	2,241	875	0.05
Coupa Holdings, LLC	(c)(f)	(2)(3)(15)	Software	SOFR	5.25%	9.07%	2/27/2023	2/28/2030	2,401	2,367	2,401	0.14
CST Holding Company	(c)(f)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.90%	11/1/2022	11/1/2028	2,399	2,366	2,399	0.14
Dance Midco S.a.r.l. (United Kingdom)	(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.46%	10/25/2024	10/25/2031	€13,297	14,199	14,942	0.86

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
DCA Buyer LLC	(a)(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	10.07%	6/2/2026	6/2/2031		$6,367	$6,367	$6,367	0.37%
DCA Buyer LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.07%	6/2/2026	6/2/2031		935	926	935	0.05
Deerfield Dakota Holding, LLC	(c)	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.82%	9/12/2025	9/12/2032		46,566	46,170	45,537	2.61
Deerfield Dakota Holding, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	5.25%	9.33%	9/12/2025	9/12/2032		1,496	1,459	1,401	0.08
Denali Intermediate Holdings, Inc.	(c)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.40%	8/26/2025	8/26/2032		14,695	14,558	14,329	0.82
Denali Midco 2, LLC	(c)(f)	(2)(3)	Consumer Services	SOFR	5.50%	9.40%	9/15/2022	12/22/2028		8,423	8,328	8,316	0.48
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	8.90%	8/4/2020	8/4/2030		543	537	518	0.03
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	8.42% (100% PIK)	12.18%	8/4/2020	8/4/2030		96	95	92	0.01
Divisions Holding Corporation	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.57%	4/17/2025	4/17/2032		18,696	18,521	18,805	1.08
Einstein Parent, Inc.	(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.25%	8.98%	1/22/2025	1/22/2031		30,371	29,864	29,751	1.71
Eliassen Group, LLC	(b)(f)	(2)(3)	Business Services	SOFR	5.75%	9.82%	4/14/2022	4/14/2028		20,791	20,695	20,172	1.16
Ellkay, LLC	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.00%, 3.50% PIK	10.39%	5/14/2025	9/14/2030		35,987	35,703	35,538	2.04
Eltera Bidco AS (Norway)	(e)	(2)(7)(15)	Business Services	NIBOR	5.00%	9.61%	5/11/2026	5/12/2033	NOK	65,873	7,015	6,713	0.39
Embark Intermediate Holdings, LLC	(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.58%	9/2/2025	9/2/2032		9,353	9,250	9,266	0.53
Enkindle Limited (United Kingdom)	(d)(e)	(2)(3)(7)(10)(15)	Diversified Financial Services	SONIA	3.84%, 4.16% PIK	11.73%	4/16/2025	4/16/2031		£1,598	2,035	2,051	0.12
Enkindle Limited (United Kingdom)	(d)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.84%, 4.16% PIK	11.73%	4/16/2025	4/16/2031		£4,267	5,514	5,544	0.32
Enverus, Inc.	(a)(b)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.40%	12/18/2025	12/18/2032		13,458	13,400	13,415	0.77
Espresso Bidco Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.25%	9.32%	3/25/2025	3/25/2032		20,071	19,805	19,855	1.14
Essential Services Holding Corporation	(c)	(2)(3)	Consumer Services	SOFR	5.25%	8.98%	6/17/2024	6/17/2031		765	760	725	0.04
Essential Services Holding Corporation	(c)	(2)(3)(15)	Consumer Services	SOFR	5.25%	8.98%	6/17/2024	6/17/2031		41	40	36	0.00
Ethos Bidco, Ltd. (United Kingdom)	(d)	(2)(7)	Healthcare & Pharmaceuticals	SONIA	4.75%	8.48%	3/12/2026	3/12/2033		£7,033	9,305	9,255	0.53
Excel Fitness Holdings, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.83%	4/29/2022	4/29/2030		—	(5)	(26)	0.00
Excel Fitness Holdings, Inc.	(f)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.82%	8/11/2022	4/29/2030		8,815	8,761	8,562	0.49
Excelitas Technologies Corp.	(b)	(2)	Capital Equipment	EURIBOR	5.25%	7.73%	8/12/2022	8/12/2029		€3,155	3,280	3,566	0.20
Excelitas Technologies Corp.	(a)(b)(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	9.15%	8/12/2022	8/12/2029		6,096	6,046	6,084	0.35

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.75%	7.23%	8/15/2025	8/15/2032	€5,247	$6,128	$5,823	0.33%
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.75%	8.48%	8/15/2025	8/15/2032	22,421	22,369	21,881	1.26
Fortna Group, Inc.	(a)	(2)(3)	Capital Equipment	SOFR	7.50% (100% PIK)	11.57%	7/9/2026	8/31/2027	641	641	641	0.04
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00% (100% PIK)	9.07%	7/25/2025	6/30/2029	91	89	91	0.01
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00% (100% PIK)	9.07%	7/25/2025	6/30/2029	175	175	175	0.01
Fullsteam Operations LLC	(c)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	9.05%	8/8/2025	8/8/2031	6,926	6,847	6,714	0.39
Generator US Buyer, Inc.	(b)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.57%	10/1/2024	7/22/2030	1,614	1,595	1,592	0.09
GGG Midco, LLC	(b)(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.57%	4/1/2026	4/1/2033	19,317	19,053	19,122	1.10
GI DI Emerald Intermediate Limited (United Kingdom)	(d)	(2)(3)(7)	Business Services	EURIBOR	4.75%	7.36%	2/12/2026	2/12/2033	€1,813	2,091	2,061	0.12
GI DI Emerald Intermediate Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Business Services	SOFR	4.75%	8.82%	2/12/2026	2/12/2033	2,942	2,893	2,962	0.17
Goose Borrower, L.P.	(c)	(2)(3)(15)	Software	SOFR	4.75%	8.82%	2/3/2026	3/2/2033	15,737	15,564	15,567	0.89
Greenhouse Software, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.82%	3/1/2021	9/1/2028	32,796	32,503	32,681	1.88
GS AcquisitionCo, Inc.	(a)(f)	(2)(3)(15)	Software	SOFR	5.25%	9.32%	3/26/2024	5/25/2028	1,133	1,129	1,077	0.06
Guidehouse LLP	(a)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.65%	9/30/2022	12/16/2030	80	79	76	0.00
Gymspa (France)	(d)(e)	(2)(7)(15)	Leisure Products & Services	EURIBOR	5.75%, 1.75% PIK	10.01%	5/14/2025	5/14/2031	€9,973	10,868	11,414	0.66
Hadrian Acquisition Limited (United Kingdom)	(d)(e)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.19%, 3.28% PIK	12.20%	4/30/2026	2/28/2029	£12,082	15,602	16,098	0.92
Hadrian Acquisition Limited (United Kingdom)	(d)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.19%, 3.28% PIK	12.20%	2/28/2022	2/28/2029	£8,491	11,178	11,258	0.65
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.65%	2/10/2022	12/15/2026	3,892	3,890	3,855	0.22
Heartland Home Services, Inc.	(b)(c)(f)	(2)(3)(11)	Consumer Services	SOFR	6.00%	10.07%	12/15/2020	12/15/2026	30,408	30,383	30,139	1.73
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	6.75%	10.83%	12/15/2020	12/15/2026	2,862	2,860	2,836	0.16
Hercules Borrower LLC	(a)(b)(f)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.82%	12/14/2020	12/14/2028	17,624	17,507	17,488	1.00
Hermes BidCo Germany GmbH (Germany)	(d)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.84%	4/29/2026	4/29/2033	€8,446	9,674	9,421	0.54
Higginbotham Insurance Agency, Inc.	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.40%	12/11/2025	6/11/2031	13,330	13,259	13,265	0.76
Holding Argon (France)	(e)	(2)(7)(15)	Business Services	EURIBOR	6.00%	8.45%	1/16/2026	4/16/2032	€1,405	1,589	1,499	0.09
Holding Argon (France)	(d)	(2)(7)	Business Services	EURIBOR	6.00%	8.45%	4/16/2025	4/16/2032	€13,142	14,592	14,510	0.83

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Holding Argon (France)	(e)	(2)(7)	Business Services	SOFR	6.00%	9.79%	1/16/2026	4/16/2032	$445	$445	$437	0.03%
Hoosier Intermediate, LLC	(a)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.73%	11/15/2021	11/15/2028	15,737	15,612	15,737	0.90
Horizon Avionics Buyer, LLC	(c)	(2)(3)(15)	Aerospace & Defense	SOFR	4.50%	8.57%	10/25/2025	3/28/2032	3,739	3,718	3,719	0.21
HS Spa Holdings Inc.	(a)(f)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.33%	6/2/2022	6/2/2029	8,582	8,495	8,535	0.49
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.07%	3/12/2024	6/2/2029	630	627	627	0.04
Hyphen Solutions, LLC	(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.40%	8/6/2025	8/6/2032	6,731	6,694	6,646	0.38
Icefall Parent, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	4.50%	8.57%	1/26/2024	1/26/2030	7,566	7,464	7,518	0.43
iCIMS, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.59%	8/18/2022	8/18/2028	28,771	28,602	26,928	1.55
IEM New Sub 2, LLC	(b)(c)(f)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.82%	12/3/2025	12/3/2031	19,654	19,552	19,348	1.11
IEQ Capital, LLC	(a)(b)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.50%	8.57%	7/28/2026	12/22/2030	4,833	4,798	4,907	0.28
IG Investments Holdings, LLC	(b)	(2)(3)(15)	Business Services	SOFR	5.00%	8.82%	11/1/2024	9/22/2028	4,045	4,045	4,045	0.23
IQN Holding Corp.	(a)(b)(f)	(2)(3)(15)	Business Services	SOFR	5.25%	9.32%	5/2/2022	5/2/2029	11,289	11,231	11,220	0.64
Iron Infinity Buyer Sub, Inc.	(a)(b)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.50%	8.57%	10/16/2025	10/16/2032	34,733	34,625	34,750	2.00
Jawbreaker Parent, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	4.75%	8.82%	1/30/2026	1/30/2033	23,989	23,711	23,310	1.34
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	8.90% (100% PIK)	12.98%	12/22/2021	12/31/2029	5,892	4,937	5,892	0.34
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	11.08%	12/22/2021	12/31/2029	978	828	978	0.06
Kona Buyer, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.26%	6/27/2025	7/23/2031	11,342	11,256	11,483	0.66
LDS Intermediate Holdings, L.L.C.	(b)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.90%	2/7/2025	2/7/2032	23,753	23,433	23,441	1.35
Leo BuyerCo, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.82%	11/25/2025	11/25/2032	9,142	9,011	9,013	0.52
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 6.75% PIK	11.57%	10/18/2019	4/12/2027	9,200	9,200	7,573	0.43
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	3.12%, 2.88% PIK	10.08%	8/19/2021	8/19/2027	14,091	13,734	8,006	0.46
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.08%	8/19/2021	8/19/2027	4,141	1,312	—	—
Material Holdings, LLC	(c)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	10.07%	6/25/2025	8/19/2027	1,435	1,435	1,435	0.08
Matterhorn Finco, Inc.	(c)	(2)(3)(15)	Software	SOFR	5.50%	9.57%	3/5/2026	3/5/2033	18,010	17,815	17,810	1.02
Merative L.P.	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.57%	9/30/2025	9/30/2032	40,868	40,648	40,868	2.35
Mindbody, Inc.	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	6.00%	10.07%	3/30/2026	3/30/2033	21,422	21,080	21,086	1.21

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Modernizing Medicine, Inc.	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.82%	4/30/2025	4/30/2032	$12,129	$12,023	$12,209	0.70%
Monarch Buyer, Inc.	(a)(c)(f)	(2)(3)(15)	Business Services	SOFR	4.75%	8.82%	6/2/2025	6/2/2032	25,676	25,368	25,211	1.45
More Cowbell II, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.25%	7.99%	9/3/2025	9/1/2030	15,898	15,898	15,898	0.91
NFO Orange Buyer, LLC	(c)(f)	(2)(3)(15)	Construction & Building	SOFR	4.25%	8.33%	1/13/2026	1/13/2033	11,653	11,584	11,530	0.66
North Haven Fairway Buyer, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.08%	5/17/2022	5/17/2028	35,055	34,776	34,884	2.00
Nuzoa Bidco, S.L.U. (Spain)	(d)(e)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	8.10%	6/24/2025	6/24/2032	€6,657	7,550	7,384	0.42
Oak Purchaser, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.50%	9.76%	4/28/2022	5/31/2028	7,651	7,624	7,604	0.44
Oak Purchaser, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.50%	9.76%	2/1/2024	5/31/2028	2,651	2,623	2,594	0.15
OEConnection, LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.40%	12/23/2025	12/23/2032	9,950	9,872	9,755	0.56
OEI, Inc.	(b)(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.57%	12/29/2025	12/29/2032	23,315	23,035	23,698	1.36
Onward Acquireco, Inc.	(c)	(2)(3)(15)	Software	SOFR	2.38%, 2.68% PIK	8.96%	4/1/2026	4/1/2033	11,764	11,633	11,633	0.67
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	3.25%, 2.50% PIK	8.36%	10/30/2024	10/30/2031	€3,017	3,254	3,129	0.18
Optimizely North America Inc.	(b)(f)	(2)(3)(15)	High Tech Industries	SOFR	3.00%, 2.50% PIK	9.57%	10/30/2024	10/30/2031	8,930	8,851	8,083	0.46
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	3.50%, 2.50% PIK	9.73%	10/30/2024	10/30/2031	£1,207	1,553	1,471	0.08
Orbcomm Inc.	(b)(c)(f)	(2)(3)(15)	Telecommunications	SOFR	5.25%	9.32%	4/27/2026	4/27/2032	28,208	27,880	27,864	1.60
Orthrus Limited (United Kingdom)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.93%	12/4/2024	12/4/2031	€1,895	1,992	2,124	0.12
Orthrus Limited (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.09%	12/4/2024	12/4/2031	5,006	4,950	4,956	0.28
Orthrus Limited (United Kingdom)	(e)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.09%	7/24/2025	12/4/2031	725	725	717	0.04
Orthrus Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	9.98%	12/4/2024	12/4/2031	£2,121	2,710	2,777	0.16
PAM Bidco Limited (United Kingdom)	(d)(e)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£94	125	122	0.01
PAM Bidco Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.03%	10/29/2024	10/29/2031	£7,933	10,201	10,436	0.60
PCIA SPV-3, LLC	(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.89%	9/15/2026	9/15/2032	6,962	6,821	6,819	0.39
PDI TA Holdings, Inc	(b)	(2)(3)	Software	SOFR	3.50%, 2.50% PIK	9.90%	2/1/2024	2/1/2031	8,345	8,343	7,973	0.46

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Pound Bidco Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	5.25%	9.15%	2/1/2021	5/1/2029	$1,800	$1,798	$1,799	0.10%
Pound Bidco Inc. (Canada)	(a)(b)(f)	(2)(3)(7)	Software	SOFR	5.25%	9.15%	11/21/2023	5/1/2029	19,958	19,929	19,951	1.15
PPV Intermediate Holdings, LLC	(c)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.01%	8/7/2024	8/31/2029	3,377	3,357	3,272	0.19
PPV Intermediate Holdings, LLC	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.51%	8/7/2024	8/31/2029	18,644	18,606	18,398	1.06
PPV Intermediate Holdings, LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.76%	8/7/2024	8/31/2029	229	228	225	0.01
Project Castle, Inc.	(f)	(2)(3)(8)	Capital Equipment	SOFR	5.50%	9.58%	6/24/2022	6/1/2029	7,219	6,630	487	0.03
Propio LS, LLC	(b)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.82%	5/12/2025	5/12/2030	11,904	11,811	11,766	0.68
PROS Parent, Inc.	(b)(c)	(2)(3)(15)	Transportation: Consumer	SOFR	4.25%	8.06%	12/9/2025	12/9/2032	22,988	22,929	22,963	1.32
PXO Holdings I Corp.	(a)(b)(f)	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.57%	3/8/2022	3/8/2028	11,525	11,447	11,397	0.65
QBS Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.57%	11/7/2024	6/3/2032	22,487	22,330	21,952	1.26
Radwell Parent, LLC	(a)(b)(c)(f)	(2)(3)(15)	Wholesale	SOFR	4.75%	8.83%	12/1/2022	4/1/2030	12,328	12,195	12,288	0.71
Ranpak B.V. (Netherlands)	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.40%	12/19/2024	12/19/2031	7,668	7,607	7,662	0.44
Ranpak Corp.	(c)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.40%	12/19/2024	12/19/2031	11,982	11,886	11,972	0.69
Rialto Management Group, LLC	(b)(c)(f)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.90%	12/5/2024	12/5/2030	18,289	18,197	18,097	1.04
Rotation Buyer, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.82%	12/27/2024	12/27/2031	13,067	12,940	12,402	0.71
Saguaro Buyer, LLC	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.57%	7/3/2025	7/3/2032	17,452	17,283	17,534	1.01
SCHP Purchaser, INC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	10/24/2025	10/24/2032	18,601	18,408	18,462	1.06
SCHP Purchaser, INC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.82%	5/29/2026	10/24/2032	4,048	4,009	4,068	0.23
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.40%	10/7/2022	10/7/2029	162	160	162	0.01
Seahawk Bidco, LLC	(b)(f)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.08%	12/19/2024	12/19/2031	32,972	32,797	32,559	1.87
SIG Parent Holdings, LLC	(a)(b)	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	8.65%	2/25/2026	8/21/2031	3,912	3,758	3,974	0.23
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.87%	3/19/2025	3/19/2032	€4,511	4,891	5,070	0.29
Sigma Irish Acquico Limited (Ireland)	(e)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	9.33%	3/19/2025	3/19/2032	—	(20)	(10)	0.00
Sigma Irish Acquico Limited (Ireland)	(d)	(2)(7)	Diversified Financial Services	SOFR	5.25%	9.12%	3/19/2025	3/19/2032	6,815	6,702	6,747	0.39

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Signal Bidco AS (Norway)	(e)	(2)(7)	Aerospace & Defense	NIBOR	5.25%	9.83%	8/6/2026	8/6/2033	NOK	61,368	$6,336	$6,280	0.36%
Signal Bidco AS (Norway)	(e)	(2)(7)(15)	Aerospace & Defense	NIBOR	5.25%	10.04%	8/6/2026	8/6/2033	NOK	—	(44)	(45)	0.00
SitusAMC Holdings Corporation	(b)(c)(f)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.57%	5/14/2025	5/14/2031	27,415		27,304	27,264	1.57
Smarsh Inc.	(a)(b)(f)	(2)(3)(15)	Software	SOFR	5.00%	9.07%	2/18/2022	2/18/2029	4,679		4,637	4,428	0.25
Specialty Pharma III, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.23%	12/23/2025	12/23/2032	28,318		28,172	28,318	1.63
Speedstar Holding LLC	(b)(c)(f)	(2)(3)	Auto Aftermarket & Services	SOFR	6.00%	10.07%	7/2/2024	7/22/2029	17,852		17,788	14,114	0.81
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.26%	9/25/2025	7/25/2028	4,511		4,460	4,423	0.25
Spotless Brands, LLC	(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.60%	6/21/2022	7/25/2028	33,435		33,105	33,435	1.92
Summit Bidco, Inc. (Canada)	(c)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.05%	10/1/2025	10/1/2032	C$	7,441	5,284	5,230	0.30
Summit Holdings Limited (Guernsey)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SONIA	5.25%	8.98%	9/30/2026	9/30/2033		£4,066	5,259	5,265	0.30
Summit Holdings Limited (Guernsey)	(d)	(2)(7)	Diversified Financial Services	SOFR	5.25%	9.32%	9/30/2026	9/30/2033	1,125		1,109	1,109	0.06
Tank Holding Corp.	(a)(b)(c)(f)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.83%	3/31/2022	3/31/2028	24,578		24,436	23,229	1.33
Tank Holding Corp.	(b)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.90%	9/26/2024	3/31/2028	2,797		2,783	2,653	0.15
The Chartis Group, LLC	(a)(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.32%	9/17/2024	9/17/2031	22,014		21,789	22,014	1.26
Thor (BC) Bidco AB (Sweden)	(e)	(2)(7)	Wholesale	STIBOR	5.00%	7.08%	6/1/2026	6/1/2033	SEK	74,240	7,907	7,335	0.42
Thor (BC) Bidco AB (Sweden)	(e)	(2)(7)(15)	Wholesale	STIBOR	5.00%	7.01%	6/1/2026	6/1/2033	SEK	—	(11)	(15)	0.00
Total Power Limited (Canada)	(b)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.80%	7/22/2024	7/22/2030	C$	9,020	6,455	6,239	0.36
Trintech, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	4.75%	8.65%	1/29/2026	1/29/2033	16,726		16,528	16,355	0.94
TS Imagine Intermediate Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	6.25%	10.32%	6/12/2026	6/12/2031	16,189		15,928	16,149	0.93
Tufin Software North America, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.83%	8/17/2022	8/17/2028	30,015		29,783	30,015	1.72
U.S. Legal Support, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Business Services	SOFR	5.25%	9.15%	11/30/2018	5/31/2027	20,934		20,934	20,852	1.20
UFT Buyer LLC	(c)	(2)(3)(15)	Environmental Industries	SOFR	2.13%, 2.63% PIK	8.82%	12/4/2025	12/4/2032	23,275		23,048	22,861	1.31
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(8)(11)(15)	Environmental Industries	SOFR	1.00%, 5.75% PIK	10.83%	4/13/2020	6/13/2028	50,620		49,898	15,693	0.90

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
USR Parent Inc.	(f)	(2)(3)(10)	Retail	SOFR	7.60%	11.28%	4/22/2022	4/25/2027	$1,731	$1,729	$1,722	0.10%
Vensure Employer Services, Inc.	(a)(b)(c)(f)	(2)(3)	Business Services	SOFR	5.00%	9.07%	9/27/2024	9/27/2031	25,007	24,815	24,655	1.42
Victors Purchaser, LLC	(b)(c)	(2)(3)(15)	High Tech Industries	SOFR	4.25%	8.33%	12/23/2025	12/23/2032	17,209	17,153	17,157	0.99
Vienna Bidco Limited (United Kingdom)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.38%	8/20/2025	8/20/2030	£7,264	9,544	9,438	0.54
Whitney Merger Sub, Inc.	(c)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.82%	7/3/2025	7/3/2032	35,869	35,535	35,826	2.06
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	10.32%	10/29/2021	12/29/2028	19,077	19,001	12,191	0.70
World 50, Inc.	(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	4.50%	8.57%	3/22/2024	3/22/2030	18,545	18,256	18,633	1.07
Wrench Group LLC	(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.82%	9/3/2025	9/3/2032	6,823	6,747	6,827	0.39
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.56%	9/13/2021	9/13/2027	427	426	399	0.02
YLG Holdings, Inc.	(b)(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.83%	9/30/2020	12/23/2030	11,506	11,426	11,399	0.65
First Lien Debt Total										$2,534,857	$2,454,974	140.95%
Second Lien Debt (1.6% of fair value)
AQA Acquisition Holdings, Inc.	(b)(f)	(2)(3)	High Tech Industries	SOFR	6.25%	10.07%	5/14/2021	3/3/2029	$14,410	$14,340	$11,875	0.68%
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	2,548	2,542	2,548	0.15
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	973	971	975	0.06
CHHSZ Holdings, LLC	(a)	(7)(9)(15)	Diversified Financial Services	FIXED	13.50% (100% PIK)	13.50%	9/15/2026	3/15/2033	33	32	32	0.00
Denali Midco 2, LLC	(a)		Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,660	1,645	1,606	0.09
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00% (100% PIK)	9.07%	7/25/2025	6/30/2029	70	64	70	0.00
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.26%	10/28/2020	10/28/2028	15,226	15,092	14,922	0.86
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.32%	11/16/2020	11/2/2028	13,000	12,909	11,018	0.63
Second Lien Debt Total										$47,595	$43,046	2.47%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (3.4% of fair value)
1988 CLO 2 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.00%	3/12/2025	4/15/2038	$3,500	$3,500	$3,369	0.19%
AB BSL CLO 4 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.83%	3/28/2025	4/20/2038	4,000	3,964	3,934	0.23

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.83%	11/18/2024	1/20/2038	$1,250	$1,250	$1,225	0.07%
AGL CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.35%	9.08%	3/28/2025	7/22/2038	4,670	4,670	4,601	0.26
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.00%	11/14/2024	10/17/2037	1,330	1,330	1,331	0.08
Allegro CLO XV Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.23%	2/14/2025	4/20/2038	2,500	2,500	2,314	0.13
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.23%	11/22/2024	1/22/2038	3,270	3,270	3,152	0.18
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.75%	11/20/2024	1/15/2038	1,275	1,275	1,206	0.07
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.25%	12/20/2024	1/15/2038	5,000	5,000	4,629	0.27
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.53%	11/15/2024	1/22/2038	3,000	3,000	2,923	0.17
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.75%	2/20/2025	4/15/2038	3,000	3,000	2,780	0.16
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.48%	11/18/2024	1/18/2038	3,000	3,000	2,969	0.17
CIFC Funding 2014-III Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.00%	3/11/2025	3/31/2038	4,000	4,000	3,975	0.23
Elmwood CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	9.00%	3/21/2025	3/22/2038	2,500	2,500	2,518	0.14
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.48%	10/29/2024	10/20/2037	3,250	3,250	3,199	0.18
Empower CLO 2025-1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.90%	9.63%	5/15/2025	7/20/2038	4,000	4,000	4,005	0.23
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.73%	10/18/2024	1/20/2038	2,190	2,190	2,191	0.13
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.48%	10/31/2024	10/20/2037	3,375	3,375	3,169	0.18
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.84%	11/22/2024	1/15/2038	3,050	3,050	3,053	0.18
Neuberger Berman Loan Advisers CLO 33 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.29%	3/14/2025	4/16/2039	6,000	6,000	5,839	0.32
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	9.04%	1/30/2025	1/15/2038	1,500	1,500	1,395	0.08
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	10.14%	11/25/2024	1/15/2038	2,875	2,875	2,772	0.16
OHA Credit Funding 14-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.98%	3/28/2025	4/20/2038	6,000	6,000	5,848	0.34
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.48%	12/19/2024	1/20/2038	3,000	3,000	2,931	0.17
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	9.98%	11/5/2024	1/20/2038	2,000	2,000	1,907	0.11
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.75%	11/20/2024	1/15/2038	2,220	2,220	1,912	0.11
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.21%	11/25/2024	1/25/2038	1,970	1,970	1,914	0.11
Regatta XXIV Funding Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.88%	12/20/2024	1/20/2038	3,000	3,000	2,891	0.17
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.25%	11/26/2024	1/15/2037	2,860	2,860	2,690	0.15
Silver Point CLO 1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.98%	12/23/2024	1/20/2038	2,250	2,250	1,900	0.11
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.50%	11/25/2024	1/15/2038	2,200	2,200	1,875	0.11
Silver Point CLO 8 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.90%	2/28/2025	4/15/2038	1,500	1,500	1,265	0.07
Sound Point CLO 35 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.61%	2/13/2025	4/26/2038	1,670	1,670	1,572	0.09
Structured Credit Investments Total										$97,169	$93,254	5.35%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (3.5% of fair value)
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	$6,500	$5,627	0.32%
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	—	—	—
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	53	2,599	2,706	0.16
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,329	0.08
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	10,381	0.60
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	12	11,700	11,758	0.68
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	11.08% (100% PIK)	12/31/2024	4,099	1,218	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	4,099	—	—	—
CHHSZ Holdings, LLC	(a)	(6)(7)(15)	Diversified Financial Services	9.00% (100% PIK)	9/15/2026	46	46	46	0.00
Comar Aggregator Co, LLC	(b)(c)	(6)(12)	Containers, Packaging & Glass		10/31/2025	25	12,411	11,889	0.68
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	708	0.04
DCA TopCo LP	(a)	(6)(12)	Healthcare & Pharmaceuticals		6/2/2026	408	3,825	3,718	0.21
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	—	—
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	55	—	—
FS NU Investors, LP	(a)	(6)(8)	Consumer Services	20.00% (100% PIK)	8/9/2024	1	178	—	—
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	3	273	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,532	7,565	0.43
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	12.50% (100%PIK)	12/21/2021	16,825	16,826	16,632	0.95
Navacord Intermediate Holdings Inc. (Canada)	(a)	(6)(7)(15)	Diversified Financial Services	11.00% (100% PIK)	2/2/2026	15	10,940	10,475	0.60
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	1,060	0.06
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	207	0.01
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	4,548	4,896	5,222	0.30
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	476	0.03
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	30	74	0.00
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	2,570	0.15
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,427	0.14
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
TW Material Holdings LP	(c)	(6)(12)	Business Services		3/6/2026	0	—	—	—

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
TW Material Holdings LP	(c)	(6)(12)	Business Services		3/6/2026	0	$—	$—	—%
TW Material Holdings LP	(c)	(6)(12)	Business Services		3/6/2026	0	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	640	965	0.06
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	492	0.03
Equity Investments Total							$91,538	$96,327	5.53%
Total investments—non-controlled/non-affiliated							$2,771,159	$2,687,601	154.30%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.0% of fair value)
Align Precision Group, LLC	(b)(c)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.60%	7/3/2025	7/3/2030	$21,905	$21,905	$21,905	1.26%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	11.01%	7/3/2025	7/3/2030	4,083	4,022	4,083	0.23
First Lien Debt Total										$25,927	$25,988	1.49%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,872	$5,578	0.32%
Equity Investments Total							$5,872	$5,578	0.32%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Investment Funds (0.4% of fair value)
Structured Credit Partners JV, LLC, Class A	(a)	(7)(12)(14)	Investment Funds				2/11/2026	$1	$1	$1	0.00%
Structured Credit Partners JV, LLC, Class B	(a)	(7)(14)	Investment Funds	FIXED	20.30%	20.30%	2/11/2026	11,347	11,347	11,347	0.65
Structured Credit Partners JV, LLC, Class C	(a)	(7)(12)(14)	Investment Funds				2/11/2026	—	—	—	—
Investment Funds Total									$11,348	$11,348	0.65%
Total investments—non-controlled/affiliated									$43,147	$42,914	2.46%
Total investments									$2,814,306	$2,730,515	156.77%

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays	$212	C$	300	10/1/2026	$1
Forward Currency Contract	Barclays	$209		£156	10/7/2026	2
Forward Currency Contract	Barclays	$160	NOK	1,485	10/14/2026	6
Forward Currency Contract	Barclays	$23		€19	10/14/2026	1

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays	$4	NOK	37	10/14/2026	$0
Forward Currency Contract	Barclays	$143	SEK	1,326	10/16/2026	11
Forward Currency Contract	Barclays	$193		€166	10/22/2026	4
Forward Currency Contract	Barclays	$135	C$	187	10/22/2026	4
Forward Currency Contract	Barclays	$2,572	NOK	24,542	11/5/2026	24
Forward Currency Contract	Barclays	$26		£19	11/13/2026	1
Forward Currency Contract	Barclays	£19		$26	11/13/2026	0
Forward Currency Contract	Barclays	$15		£11	11/13/2026	0
Forward Currency Contract	Barclays	$12		€10	11/13/2026	1
Forward Currency Contract	Barclays	€10		$11	11/13/2026	0
Forward Currency Contract	Barclays	$199		€170	11/16/2026	6
Forward Currency Contract	Barclays	$136	C$	185	11/16/2026	6
Forward Currency Contract	Barclays	$18		€15	11/16/2026	1
Forward Currency Contract	Barclays	€15		$17	11/16/2026	0
Forward Currency Contract	Barclays	$11,810		€9,781	11/30/2026	706
Forward Currency Contract	Barclays	$125	NOK	1,197	12/14/2026	1
Forward Currency Contract	Barclays	$207		£155	1/7/2027	2
Forward Currency Contract	Barclays	$164	NOK	1,525	1/13/2027	5
Forward Currency Contract	Barclays	$13	NOK	131	1/13/2027	0
Forward Currency Contract	Barclays	$23		€19	1/14/2027	1
Forward Currency Contract	Barclays	$146	SEK	1,343	1/15/2027	11
Forward Currency Contract	Barclays	$382		£291	2/12/2027	(4)
Forward Currency Contract	Barclays	$26		£19	2/12/2027	1
Forward Currency Contract	Barclays	£19		$26	2/12/2027	0
Forward Currency Contract	Barclays	$15		£11	2/12/2027	0
Forward Currency Contract	Barclays	$183		€156	2/16/2027	6
Forward Currency Contract	Barclays	$135	C$	184	2/16/2027	5
Forward Currency Contract	Barclays	$12		€10	2/16/2027	1
Forward Currency Contract	Barclays	$16,568		€13,677	3/5/2027	979
Forward Currency Contract	Barclays	$10,392		£7,620	3/5/2027	284
Forward Currency Contract	Barclays	$920		€764	3/5/2027	49
Forward Currency Contract	Barclays	$98	NOK	939	3/12/2027	1
Forward Currency Contract	Barclays	$653		€542	3/30/2027	35
Forward Currency Contract	Barclays	$9,677		£7,254	4/7/2027	53
Forward Currency Contract	Barclays	$163	NOK	1,519	4/13/2027	5
Forward Currency Contract	Barclays	$11	NOK	111	4/13/2027	0

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays	$23		€19	4/14/2027	$1
Forward Currency Contract	Barclays	$19,323		£14,487	4/15/2027	102
Forward Currency Contract	Barclays	$2,305		£1,695	4/15/2027	55
Forward Currency Contract	Barclays	$147	SEK	1,346	4/16/2027	11
Forward Currency Contract	Barclays	$1,525		£1,131	5/14/2027	25
Forward Currency Contract	Barclays	£1,131		$1,510	5/14/2027	(10)
Forward Currency Contract	Barclays	$905		£669	5/14/2027	18
Forward Currency Contract	Barclays	$216		€183	5/17/2027	7
Forward Currency Contract	Barclays	$130	C$	176	5/17/2027	5
Forward Currency Contract	Barclays	$8,263	SEK	75,685	5/28/2027	602
Forward Currency Contract	Barclays	$6,789	NOK	63,530	5/28/2027	202
Forward Currency Contract	Barclays	$472	NOK	4,669	5/28/2027	(12)
Forward Currency Contract	Barclays	$101	NOK	965	6/14/2027	1
Forward Currency Contract	Barclays	$1,184		€971	7/14/2027	71
Forward Currency Contract	Barclays	$5,830	C$	7,900	8/4/2027	197
Forward Currency Contract	Barclays	$202		€171	8/16/2027	6
Forward Currency Contract	Barclays	$100	NOK	957	9/14/2027	1
Forward Currency Contract	Barclays	$10,975		€9,266	10/25/2027	306
Forward Currency Contract	Barclays	$8,084		£6,181	10/29/2027	(119)
Forward Currency Contract	Barclays	$98	NOK	939	12/14/2027	0
Forward Currency Contract	Barclays	$97	NOK	930	3/14/2028	0
Forward Currency Contract	Barclays	$97	NOK	931	6/14/2028	0
Forward Currency Contract	Barclays	$3,882	NOK	37,424	7/31/2028	(6)
Forward Currency Contract	Barclays	$6,335		€5,234	8/14/2028	231
Forward Currency Contract	Barclays	$3,685	C$	5,003	9/26/2028	61
Total Derivative Instruments						$3,964
(a) Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions (successor by merger to Carlyle Credit Solutions, Inc.) (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (“SPV”), Carlyle Credit Solutions SPV2 LLC (“SPV2”), Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), CARS Lux Finance SPV S.à.r.l. (“CARS Lux Finance”) or CARS Lux Master S.à.r.l. (“CARS Lux Master”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV. SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of SPV and certain assets of its subsidiary CARS Lux Finance (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, or CARS Lux Master.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, the 2024-1 Issuer, CARS Lux Finance, or CARS Lux Master.
(d) Denotes that all or a portion of the assets are owned by the SPV's wholly owned subsidiary, CARS Lux Finance. Substantially all of the assets of CARS Lux Finance have been pledged as collateral under the SPV Credit Facility. Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, or CARS Lux Master.
(e) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, CARS Lux Master. Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, CARS Lux Finance, or the 2024-1 Issuer.

(f) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, CARS Lux Finance, or CARS Lux Master.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”), British Pound (“£”), Swedish Krona (“SEK”), or Norwegian Krone (“NOK”).
** Refer to Note 6, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2026, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. As of September 30, 2026, the reference rates for variable rate loans were the 30-day SOFR at 3.91%, the 90-day SOFR at 4.08%, the 180-day SOFR at 4.27%, the daily SONIA at 3.73%, the 30-day EURIBOR at 2.50%, the 90-day EURIBOR at 2.62%, the 180-day EURIBOR at 3.07%, the 30-day CORRA at 2.30%, the 90-day STIBOR at 2.01%, and the 90-day NIBOR at 4.79%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments, structured credit investments, and the investment funds was determined using significant unobservable inputs, except as otherwise noted in Note 3, Fair Value Measurements, to these unaudited consolidated financial statements.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $101,905, or 5.85% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of September 30, 2026.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(11)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
(12)Represents a non-income producing security as of September 30, 2026.
(13)Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended. As of September 30, 2026, the aggregate fair value of these securities is $93,254 or 5.35% of the Company’s net assets.
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. See Note 5, Structured Credit Partners JV, LLC, to these unaudited consolidated financial statements for more details. Transactions related to the portfolio companies during the nine months ended September 30, 2026 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2025	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2026	Interest, Dividend, and PIK Income
Align Precision Group, LLC	$20,296	$1,657	$(48)	$—	$—	$21,905	$1,652
Align Precision Group, LLC	2,885	1,233	(25)	—	(10)	4,083	310
Align Precision Group, LLC (Equity)	5,449	—	—	—	129	5,578	—
Structured Credit Partners JV, LLC	—	1	—	—	—	1	—
Structured Credit Partners JV, LLC	—	11,347	—	—	—	11,347	777
Total investments—non-controlled/affiliated	$28,630	$14,238	$(73)	$—	$119	$42,914	$2,739

(15)As of September 30, 2026, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value in the accompanying Consolidated Statements of Assets and Liabilities. In addition, the Company has unfunded commitments related to equity investments, including its investment in Structured Credit Partners totaling $141,265 as of September 30, 2026.

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%		$1,706	$(1)
AAH Topco., LLC	Delayed Draw	1.00		1,743	(4)
AArete Investment, LLC	Delayed Draw	1.00		3,256	—
AArete Investment, LLC	Revolver	0.50		1,302	—
Addev Group (France)	Delayed Draw	1.50		€37	0
Advanced Infusion Solutions Acquisition, LLC	Delayed Draw	1.00		6,865	(72)
Advanced Infusion Solutions Acquisition, LLC	Revolver	0.50		1,602	(17)
Advanced Web Technologies Holding Company	Revolver	0.50		1,689	(15)
AGS Health BCP LLC	Delayed Draw	1.00		2,364	—
AGS Health BCP LLC	Revolver	0.25		839	—
Alamo Buyer, LLC	Delayed Draw	1.00		4,870	(49)
Alamo Buyer, LLC	Revolver	0.50		1,461	(15)
Align Precision Group, LLC	Delayed Draw	1.00		274	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00		2,702	(20)
Alpine Acquisition Corp II	Delayed Draw	0.50		196	—
Alpine Acquisition Corp II	Revolver	0.50		783	—
Altitude US Buyer, LLC	Delayed Draw	—		6,947	(69)
Altitude US Buyer, LLC	Revolver	0.50		2,079	(21)
AmpersCap LLC	Delayed Draw	1.00		6,880	32
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00		725	(10)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50		275	(4)
Apex Companies Holdings, LLC	Delayed Draw	1.00		15,570	(54)
API Holdings III LLC	Delayed Draw	0.50		1,874	(18)
API Holdings III LLC	Revolver	0.38		1,874	(18)
Apollo Purchaser, Inc. (Canada)	Delayed Draw	0.50	C$	1,995	(5)
Apollo Purchaser, Inc. (Canada)	Revolver	0.50	C$	1,710	(4)
AR Bidco Limited (Jersey)	Delayed Draw	1.00		£2,152	(29)
Artifact Bidco, Inc.	Delayed Draw	0.50		172	(1)
Artifact Bidco, Inc.	Revolver	0.25		123	—
Ascend Buyer, LLC	Revolver	0.50		2,148	(16)
Associations, Inc.	Delayed Draw	—		574	—
Associations, Inc.	Revolver	0.50		872	—

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Athlete Buyer, LLC	Revolver	0.50%		$97	$(18)
Atlas US Finco, Inc.	Revolver	0.50		1,143	(3)
Auditboard, Inc.	Revolver	0.50		1,143	(12)
Azurite Intermediate Holdings, Inc.	Revolver	0.50		397	(5)
Bamboo Health Holdings, LLC	Revolver	0.50		4,542	22
BCTO Bobsled Purchaser, Inc.	Delayed Draw	1.00		7,721	(52)
BCTO Bobsled Purchaser, Inc.	Revolver	0.50		2,316	(16)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50		350	(25)
Bingo Group Buyer, Inc.	Delayed Draw	0.75		2,155	(19)
Bingo Group Buyer, Inc.	Revolver	0.50		397	(4)
Bitnova Midco S.p.A. (Italy)	Delayed Draw	1.25		€1,787	(25)
Businessolver.com, Inc.	Delayed Draw	1.00		2,825	(33)
Businessolver.com, Inc.	Revolver	0.50		1,258	(15)
Celerion Buyer, Inc.	Revolver	0.50		2,324	(22)
Chartwell Cumming Holding Corporation	Delayed Draw	1.00		8,126	24
Chartwell Cumming Holding Corporation	Revolver	0.50		828	2
CHHSZ Holdings, LLC	Delayed Draw	1.00		12	—
Cliffwater LLC	Revolver	0.38		3,465	(19)
Cority Software Inc. (Canada)	Revolver	0.38		5,208	(26)
Coupa Holdings, LLC	Revolver	0.50		49	—
CST Holding Company	Revolver	0.50		235	—
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00		€364	(3)
Deerfield Dakota Holding, LLC	Revolver	0.50		2,778	(61)
Denali Intermediate Holdings, Inc.	Revolver	0.50		1,006	(23)
Divisions Holding Corporation	Revolver	0.50		1,120	6
Einstein Parent, Inc.	Revolver	0.50		3,142	(58)
Ellkay, LLC	Revolver	0.50		2,459	(29)
Eltera Bidco AS (Norway)	Delayed Draw	—	NOK	18,047	(28)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00		1,429	(11)
Embark Intermediate Holdings, LLC	Revolver	0.50		1,048	(8)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00		£923	(24)
Enverus, Inc.	Delayed Draw	1.00		2,278	(6)
Enverus, Inc.	Revolver	0.50		1,130	(3)
Espresso Bidco Inc.	Delayed Draw	1.00		345	(3)
Espresso Bidco Inc.	Revolver	0.50		1,903	(18)
Essential Services Holding Corporation	Revolver	0.50		52	(3)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Excel Fitness Holdings, Inc.	Revolver	0.50%	$891	$(26)
Excelitas Technologies Corp.	Revolver	0.50	1,164	(2)
Flexera Software LLC	Revolver	0.38	1,620	(36)
FPG Intermediate Holdco, LLC	Delayed Draw	—	35	—
Fullsteam Operations LLC	Delayed Draw	1.00	1,782	(40)
Fullsteam Operations LLC	Revolver	0.50	726	(16)
GGG Midco, LLC	Delayed Draw	1.00	5,268	(37)
GGG Midco, LLC	Revolver	0.50	3,512	(24)
GI DI Emerald Intermediate Limited (United Kingdom)	Delayed Draw	0.50	1,695	6
GI DI Emerald Intermediate Limited (United Kingdom)	Revolver	0.50	847	3
Goose Borrower, L.P.	Revolver	0.50	2,792	(26)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(7)
GS AcquisitionCo, Inc.	Delayed Draw	1.00	601	(19)
Gymspa (France)	Delayed Draw	1.73	€554	6
Hercules Borrower LLC	Revolver	0.38	2,160	(15)
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50	10,413	(29)
Holding Argon (France)	Delayed Draw	1.00	€3,268	(65)
Hoosier Intermediate, LLC	Revolver	0.38	2,400	—
Horizon Avionics Buyer, LLC	Delayed Draw	1.00	745	(3)
Horizon Avionics Buyer, LLC	Revolver	0.50	291	(1)
HS Spa Holdings Inc.	Revolver	0.50	934	(5)
Hyphen Solutions, LLC	Delayed Draw	1.00	1,256	(12)
Hyphen Solutions, LLC	Revolver	0.50	754	(7)
Icefall Parent, Inc.	Revolver	0.25	744	(4)
iCIMS, Inc.	Revolver	0.50	1,347	(82)
IEM New Sub 2, LLC	Delayed Draw	1.00	3,842	(50)
IEQ Capital, LLC	Delayed Draw	0.50	2,480	25
IG Investments Holdings, LLC	Revolver	0.50	325	—
IQN Holding Corp.	Revolver	0.38	187	(1)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	0.50	10,231	4
Iron Infinity Buyer Sub, Inc.	Revolver	0.25	4,213	1
Jawbreaker Parent, Inc.	Delayed Draw	—	3,137	(70)
Jawbreaker Parent, Inc.	Revolver	0.50	3,137	(70)
Kona Buyer, LLC	Delayed Draw	1.00	9,023	60
Kona Buyer, LLC	Revolver	0.50	806	5
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	6,567	(62)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
LDS Intermediate Holdings, L.L.C.	Revolver	0.50%	$2,770	$(26)
Leo BuyerCo, LLC	Delayed Draw	1.00	3,429	(30)
Leo BuyerCo, LLC	Revolver	0.50	2,171	(19)
Lifelong Learner Holdings, LLC	Revolver	0.50	4	(1)
Material Holdings, LLC	Delayed Draw	—	531	—
Material Holdings, LLC	Revolver	—	192	—
Matterhorn Finco, Inc.	Revolver	0.50	2,778	(27)
Merative L.P.	Delayed Draw	0.50	4,706	—
Merative L.P.	Revolver	0.50	4,118	—
Mindbody, Inc.	Revolver	0.50	2,684	(37)
Modernizing Medicine, Inc.	Revolver	0.50	1,099	7
Monarch Buyer, Inc.	Delayed Draw	1.00	7,550	(96)
Monarch Buyer, Inc.	Revolver	0.50	3,559	(45)
More Cowbell II, LLC	Delayed Draw	1.00	1,112	—
More Cowbell II, LLC	Revolver	0.50	2,225	—
NFO Orange Buyer, LLC	Delayed Draw	1.00	2,375	(19)
NFO Orange Buyer, LLC	Revolver	0.50	1,013	(8)
North Haven Fairway Buyer, LLC	Revolver	0.50	448	(2)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(41)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,373	(19)
Oak Purchaser, Inc.	Revolver	0.50	706	(4)
OEConnection, LLC	Delayed Draw	0.50	5,839	(66)
OEConnection, LLC	Revolver	0.50	1,538	(17)
OEI, Inc.	Delayed Draw	1.00	10,651	107
OEI, Inc.	Revolver	0.50	4,260	43
Onward Acquireco, Inc.	Delayed Draw	0.50	4,976	(35)
Onward Acquireco, Inc.	Revolver	0.50	2,073	(14)
Optimizely North America Inc.	Revolver	0.50	1,364	(112)
Orbcomm Inc.	Delayed Draw	0.50	2,530	(25)
Orbcomm Inc.	Revolver	0.50	4,261	(42)
Orthrus Limited (United Kingdom)	Delayed Draw	1.00	£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£423	(4)
PCIA SPV-3, LLC	Delayed Draw	1.00	1,481	(22)
PCIA SPV-3, LLC	Revolver	0.50	1,037	(16)
Pound Bidco Inc. (Canada)	Revolver	0.50	858	—
PPV Intermediate Holdings, LLC	Revolver	0.50	933	(12)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Propio LS, LLC	Revolver	0.50%		$326	$(4)
PROS Parent, Inc.	Revolver	0.38		2,665	(3)
PXO Holdings I Corp.	Revolver	0.50		293	(3)
QBS Parent, Inc.	Delayed Draw	1.00		11,546	(161)
QBS Parent, Inc.	Revolver	0.50		4,279	(60)
Radwell Parent, LLC	Delayed Draw	0.50		12,995	(21)
Radwell Parent, LLC	Revolver	0.38		314	—
Rialto Management Group, LLC	Revolver	0.50		894	(9)
Rotation Buyer, LLC	Delayed Draw	1.00		2,257	(94)
Rotation Buyer, LLC	Revolver	0.50		715	(30)
Saguaro Buyer, LLC	Delayed Draw	1.00		913	4
Saguaro Buyer, LLC	Revolver	0.50		1,531	6
SCHP Purchaser, INC	Revolver	0.50		3,100	(20)
SCP Eye Care HoldCo, LLC	Revolver	0.50		11	—
Seahawk Bidco, LLC	Revolver	0.50		1,555	(19)
SIG Parent Holdings, LLC	Delayed Draw	0.75		15,217	49
SIG Parent Holdings, LLC	Revolver	0.38		459	1
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50		1,286	(10)
Signal Bidco AS (Norway)	Delayed Draw	1.00	NOK	28,580	(45)
Smarsh Inc.	Delayed Draw	1.00		726	(32)
Smarsh Inc.	Revolver	0.50		310	(14)
Specialty Pharma III, Inc.	Revolver	0.38		3,654	—
Spotless Brands, LLC	Delayed Draw	1.00		5,923	(50)
Spotless Brands, LLC	Revolver	0.50		438	—
Summit Bidco, Inc. (Canada)	Revolver	0.38	C$	962	—
Summit Holdings Limited (Guernsey)	Revolver	1.00		£2,288	(45)
Tank Holding Corp.	Revolver	0.38		745	(40)
The Chartis Group, LLC	Delayed Draw	1.00		4,801	—
The Chartis Group, LLC	Revolver	0.50		3,187	—
Thor (BC) Bidco AB (Sweden)	Delayed Draw	—	SEK	14,897	(15)
Total Power Limited (Canada)	Revolver	0.50	C$	958	(10)
Trintech, Inc.	Delayed Draw	0.75		2,788	(48)
Trintech, Inc.	Revolver	0.50		2,091	(36)
TS Imagine Intermediate Inc.	Delayed Draw	0.50		545	(1)
TS Imagine Intermediate Inc.	Revolver	0.50		1,549	(3)
Tufin Software North America, Inc.	Revolver	0.50		2,820	—

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
U.S. Legal Support, Inc.	Revolver	0.50%	$674	$(3)
UFT Buyer LLC	Revolver	0.38	2,303	(37)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	—	—
Victors Purchaser, LLC	Delayed Draw	0.50	1,330	(3)
Victors Purchaser, LLC	Revolver	0.38	2,294	(6)
Whitney Merger Sub, Inc.	Revolver	0.50	3,035	(3)
Wineshipping.com LLC	Delayed Draw	—	717	(246)
Wineshipping.com LLC	Revolver	0.50	238	(82)
World 50, Inc.	Revolver	0.50	860	4
Wrench Group LLC	Delayed Draw	1.00	938	—
Wrench Group LLC	Revolver	0.50	937	—
YLG Holdings, Inc.	Delayed Draw	1.00	86	(1)
YLG Holdings, Inc.	Revolver	0.50	291	(3)
Total unfunded commitments			$441,564	$(3,208)
The type of investments as of September 30, 2026 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,560,784	$2,480,962	90.9%
Second Lien Debt	47,595	43,046	1.6
Equity Investments	97,410	101,905	3.7
Structured Credit Investments	97,169	93,254	3.4
Investment Funds	11,348	11,348	0.4
Total	$2,814,306	$2,730,515	100.0%
The rate type of debt investments as of September 30, 2026 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt and Structured Credit Investments
Floating Rate	$2,700,233	$2,611,979	99.8%
Fixed Rate	5,315	5,283	0.2
Total	$2,705,548	$2,617,262	100.0%

The industry composition of investments as of September 30, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$68,668	$68,375	2.5%
Auto Aftermarket & Services	49,735	45,661	1.7
Beverage & Food	19,274	12,191	0.4
Business Services	242,396	238,689	8.7
Capital Equipment	78,405	74,649	2.7
Chemicals, Plastics & Rubber	35,264	34,842	1.3
Construction & Building	106,014	98,101	3.6
Consumer Goods: Durable	426	399	0.0
Consumer Goods: Non-Durable	4,610	4,685	0.2
Consumer Services	241,128	231,230	8.5
Containers, Packaging & Glass	68,039	67,552	2.5
Diversified Financial Services	326,132	326,493	12.0
Energy: Electricity	27,602	27,179	1.0
Energy: Oil & Gas	35,730	35,367	1.3
Environmental Industries	118,096	83,867	3.1
Healthcare & Pharmaceuticals	417,857	419,387	15.4
High Tech Industries	115,041	110,947	4.1
Investment Funds	11,348	11,348	0.4
Leisure Products & Services	115,728	115,826	4.2
Media: Broadcasting & Subscription	14,558	14,329	0.5
Media: Diversified & Production	14,199	14,942	0.5
Retail	17,039	16,980	0.6
Software	383,196	381,779	14.0
Sovereign & Public Finance	79	76	0.0
Structured Credit	97,169	93,254	3.4
Telecommunications	44,771	42,795	1.6
Transportation: Cargo	59,211	58,350	2.1
Transportation: Consumer	37,549	36,306	1.3
Utilities: Oil & Gas	34,625	34,750	1.3
Utilities: Water	10,326	10,558	0.4
Wholesale	20,091	19,608	0.7
Total	$2,814,306	$2,730,515	100.0%

The geographical composition based on the risk and economic exposure of the underlying investments as of September 30, 2026 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,244	$2,286	0.1%
Bermuda	2,860	2,690	0.1
Canada	127,156	132,204	4.8
Cayman Islands	90,809	87,439	3.2
France	27,921	28,283	1.0
Germany	9,674	9,421	0.3
Guernsey	6,368	6,374	0.2
Ireland	11,573	11,807	0.4
Italy	30,638	31,395	1.1
Jersey	6,100	6,038	0.2
Luxembourg	19,516	18,565	0.7
Netherlands	7,607	7,662	0.3
Norway	13,307	12,948	0.5
Spain	7,550	7,384	0.3
Sweden	9,064	7,796	0.3
United Kingdom	111,788	112,685	4.1
United States	2,330,131	2,245,538	82.4
Total	$2,814,306	$2,730,515	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (89.0% of fair value)
1251 Insurance Distribution Platform Payco, LP	(b)(c)(f)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.18%	3/31/2025	3/31/2031	$20,145	$19,938	$19,912	1.13%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.72%	3/31/2025	12/31/2027	2,242	2,173	2,200	0.12
AArete Investment, LLC	(a)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.92%	6/5/2025	6/5/2031	6,609	6,476	6,548	0.37
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	(c)	(2)(7)	Transportation: Consumer	SOFR	5.25%	8.92%	10/3/2025	10/3/2032	15,000	14,706	14,869	0.84
Addev Group (France)	(d)	(2)(7)(15)	Chemicals, Plastics & Rubber	EURIBOR	5.75%	7.77%	10/28/2025	10/28/2032	€259	293	295	0.02
ADPD Holdings, LLC	(a)(b)(c)	(2)(3)(11)	Consumer Services	SOFR	6.00%	9.80%	8/16/2022	8/16/2028	24,642	24,262	22,114	1.25
Advanced Web Technologies Holding Company	(a)(b)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	10.33%	12/17/2020	12/17/2027	18,794	18,676	18,569	1.05
AGS Health BCP LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	7/31/2025	7/31/2032	6,864	6,840	6,900	0.39
AI Grace AUS Bidco Pty LTD (Australia)	(f)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.01%	12/5/2023	12/5/2029	2,286	2,236	2,269	0.13
Allied Benefit Systems Intermediate LLC	(b)(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.73%	10/31/2023	10/31/2030	19,462	19,336	19,334	1.10
Alpine Acquisition Corp II	(a)(b)	(2)(3)(8)(15)	Transportation: Cargo	SOFR	6.00%	9.65%	4/19/2022	11/30/2029	23,824	23,167	10,561	0.60
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.92%	12/17/2024	12/17/2032	4,426	4,253	4,245	0.24
AP Plastics Acquisition Holdings, LLC	(a)(b)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.58%	3/28/2025	8/10/2030	23,817	23,786	23,790	1.35
Apex Companies Holdings, LLC	(a)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.82%	1/31/2023	1/31/2028	14,841	14,463	14,599	0.83
Applied Technical Services, LLC	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.25%	8.92%	4/8/2025	4/8/2031	33,609	33,261	33,294	1.89
Artifact Bidco, Inc.	(b)	(2)(3)(15)	Software	SOFR	4.15%	7.82%	7/26/2024	7/26/2031	704	696	704	0.04
Ascend Buyer, LLC	(b)(c)(f)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	8.92%	9/30/2021	9/30/2028	13,734	13,591	13,694	0.78
Associations, Inc.	(a)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.40%	5/3/2024	7/2/2028	6,687	6,682	6,724	0.38
Athlete Buyer, LLC	(a)(f)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	9.67%	3/29/2024	4/26/2029	4,658	4,585	4,098	0.23
Atlas US Finco, Inc.	(a)(c)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.75%	8.61%	12/15/2022	12/12/2029	11,675	11,588	11,684	0.66
Auditboard, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.50%	8.19%	7/12/2024	7/12/2031	8,857	8,775	8,848	0.50
Auditboard, Inc.	(b)	(2)(3)	Software	SOFR	4.50%	8.24%	12/10/2025	7/12/2031	2,571	2,552	2,570	0.15
Azurite Intermediate Holdings, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	6.00%	9.72%	3/19/2024	3/19/2031	3,577	3,531	3,597	0.20

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bamboo Health Holdings, LLC	(a)(b)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.47%	5/6/2021	5/6/2028	$28,361	$28,178	$28,526	1.62%
Barnes & Noble, Inc.	(b)(c)(f)	(2)(3)(10)(11)	Retail	SOFR	7.16%	10.88%	5/7/2025	5/7/2030	16,216	15,884	16,011	0.91
Bianalisi S.p.A. (Italy)	(d)(e)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.02%	2/26/2025	2/26/2032	€15,524	16,260	17,864	1.01
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.67%	6/4/2024	6/4/2031	€3,389	3,602	3,873	0.22
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.67%	7/17/2025	6/4/2031	€229	266	262	0.01
Big Bus Tours Group Limited (United Kingdom)	(e)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	303	289	285	0.02
Big Bus Tours Group Limited (United Kingdom)	(d)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	5,480	5,347	5,329	0.30
Bingo Group Buyer, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.48%	7/10/2024	7/10/2031	5,860	5,766	5,779	0.33
Birsa S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.27%	7/2/2024	6/30/2031	€3,553	3,995	4,103	0.23
BlueCat Networks, Inc. (Canada)	(a)(b)(f)	(2)(3)(7)	High Tech Industries	SOFR	5.75%	9.48%	8/8/2022	8/8/2028	26,412	26,147	25,825	1.46
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.17%	9/30/2019	9/30/2026	28,156	28,061	26,318	1.49
Businessolver.com, Inc.	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	12/3/2025	12/3/2032	18,867	18,754	18,752	1.06
Calabrio, Inc.	(c)	(2)	Telecommunications	SOFR	4.00%	7.82%	11/26/2025	11/26/2032	10,000	9,505	9,500	0.54
Celerion Buyer, Inc.	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.89%	11/3/2022	11/3/2029	7,358	7,300	7,320	0.41
CircusTrix Holdings, LLC	(a)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	6.75%	10.47%	7/18/2023	7/14/2028	9,474	9,335	9,419	0.53
Cliffwater LLC	(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.72%	4/22/2025	4/22/2032	36,261	35,895	36,232	2.05
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.41%	7/30/2023	7/30/2028	1,368	1,354	1,382	0.08
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	9.83%	5/22/2024	5/22/2029	19,885	19,662	19,636	1.11
Cority Software Inc. (Canada)	(b)(f)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.34%	10/31/2025	10/31/2032	44,792	44,547	44,542	2.52
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	5.63%	9.38%	1/29/2025	8/1/2028	7,529	7,428	5,910	0.33
Cornerstone Building Brands, Inc.	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.25%	2/18/2025	5/15/2031	2,363	2,294	1,662	0.09
Coupa Holdings, LLC	(c)(f)	(2)(3)(15)	Software	SOFR	5.25%	9.34%	2/27/2023	2/28/2030	2,127	2,085	2,139	0.12
CST Holding Company	(c)(f)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.72%	11/1/2022	11/1/2028	2,417	2,375	2,431	0.14

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Dance Midco S.a.r.l. (United Kingdom)	(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.06%	10/25/2024	10/25/2031	€11,625	$12,237	$13,501	0.76%
DCA Investment Holding LLC	(a)(b)	(2)(3)(8)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.06%	3/11/2021	4/3/2028	11,816	11,745	10,348	0.59
Deerfield Dakota Holding, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.42%	9/12/2025	9/12/2032	45,963	45,482	45,456	2.58
Denali Intermediate Holdings, Inc.	(c)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.23%	8/26/2025	8/26/2032	14,372	14,220	14,217	0.81
Denali Midco 2, LLC	(c)(f)	(2)(3)	Consumer Services	SOFR	5.25%	8.97%	9/15/2022	12/22/2028	8,423	8,299	8,374	0.47
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	5.00%	8.82%	8/4/2020	8/4/2030	636	628	627	0.04
Divisions Holding Corporation	(b)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	4/17/2025	4/17/2032	18,354	18,161	18,488	1.05
Dwyer Instruments, Inc.	(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	7/21/2021	7/21/2029	27,096	26,870	27,096	1.53
Einstein Parent, Inc.	(b)(c)	(2)(3)(15)	Software	SOFR	6.50%	10.36%	1/22/2025	1/22/2031	30,371	29,783	30,019	1.70
Eliassen Group, LLC	(b)(f)	(2)(3)	Business Services	SOFR	5.75%	9.42%	4/14/2022	4/14/2028	20,953	20,814	20,418	1.16
Ellkay, LLC	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.25%, 3.50% PIK	10.60%	5/14/2025	9/14/2030	34,932	34,601	34,678	1.96
Embark Intermediate Holdings, LLC	(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.22%	9/2/2025	9/2/2032	5,986	5,871	5,868	0.33
Enkindle Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.75%, 3.50% PIK	11.22%	4/16/2025	4/16/2031	£1,556	1,865	2,022	0.11
Enkindle Limited (United Kingdom)	(d)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.88%, 4.43% PIK	12.28%	4/16/2025	4/16/2031	£4,128	5,312	5,453	0.31
Enverus, Inc.	(a)(b)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.19%	12/18/2025	12/18/2032	11,115	11,053	11,052	0.63
Espresso Bidco Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.42%	3/25/2025	3/25/2032	15,840	15,545	15,811	0.90
Essential Services Holding Corporation	(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.88%	6/17/2024	6/17/2031	795	787	793	0.04
Excel Fitness Holdings, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.48%	4/29/2022	4/29/2030	490	483	486	0.03
Excel Fitness Holdings, Inc.	(f)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.42%	8/11/2022	4/29/2030	8,882	8,818	8,845	0.50
Excelitas Technologies Corp.	(b)	(2)(3)	Capital Equipment	EURIBOR	5.25%	7.15%	8/12/2022	8/12/2029	€3,180	3,300	3,737	0.21
Excelitas Technologies Corp.	(a)(b)(c)(f)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	8.97%	8/12/2022	8/12/2029	6,096	6,035	6,097	0.35
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.50%	6.68%	8/15/2025	8/15/2032	€5,247	6,127	6,151	0.35
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.50%	8.60%	8/15/2025	8/15/2032	22,421	22,363	22,361	1.27
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.75%	7/25/2025	6/30/2029	79	77	78	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00%	8.70%	7/25/2025	6/30/2029	164	164	164	0.01
Fullsteam Operations LLC	(c)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	9.11%	8/8/2025	8/8/2031	6,531	6,442	6,437	0.36

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Galileo Parent, Inc.	(b)(c)(f)	(2)(3)(15)	Telecommunications	SOFR	5.75%	9.42%	11/26/2024	5/3/2030	$33,397	$33,403	$33,572	1.90%
Generator US Buyer, Inc.	(b)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.17%	10/1/2024	7/22/2030	1,514	1,492	1,503	0.09
Greenhouse Software, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.42%	3/1/2021	9/1/2028	32,796	32,401	32,796	1.86
GS AcquisitionCo, Inc.	(a)(f)	(2)(3)(15)	Software	SOFR	5.25%	8.92%	3/26/2024	5/25/2028	1,109	1,105	1,109	0.06
Guidehouse LLP	(a)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.47%	9/30/2022	12/16/2030	81	80	81	0.00
Gymspa (France)	(d)(e)	(2)(7)(15)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	10.05%	5/14/2025	5/14/2031	€9,781	10,606	11,343	0.64
Hadrian Acquisition Limited (United Kingdom)	(d)(e)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	5.15%, 3.15% PIK	12.19%	2/28/2022	2/28/2029	£18,413	23,915	24,888	1.41
Heartland Home Services, Inc.	(c)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.42%	2/10/2022	12/15/2026	3,922	3,914	3,826	0.22
Heartland Home Services, Inc.	(b)(c)(f)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	9.67%	12/15/2020	12/15/2026	31,887	31,762	31,126	1.76
Hercules Borrower LLC	(a)(b)(f)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.42%	12/14/2020	12/14/2028	17,757	17,626	17,768	1.01
Higginbotham Insurance Agency, Inc.	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.22%	12/11/2025	6/11/2031	7,078	6,995	6,958	0.39
Holding Argon (France)	(d)(e)	(2)(7)(15)	Business Services	EURIBOR	5.75%	7.75%	4/16/2025	4/16/2032	€14,102	15,597	16,145	0.91
Hoosier Intermediate, LLC	(a)(c)(f)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.85%	11/15/2021	11/15/2028	15,861	15,691	15,861	0.90
Horizon Avionics Buyer, LLC	(c)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.42%	10/25/2025	3/28/2032	3,056	3,033	3,032	0.17
HS Spa Holdings Inc.	(a)(f)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.07%	6/2/2022	6/2/2029	8,618	8,510	8,511	0.48
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.09%	3/12/2024	6/2/2029	635	630	628	0.04
Hyphen Solutions, LLC	(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.22%	8/6/2025	8/6/2032	6,782	6,739	6,735	0.38
Icefall Parent, Inc.	(b)(f)	(2)(3)(15)	Software	SOFR	4.50%	8.17%	1/26/2024	1/26/2030	7,566	7,443	7,566	0.43
iCIMS, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Software	SOFR	5.75%	9.61%	8/18/2022	8/18/2028	28,477	28,248	27,935	1.58
IEM New Sub 2, LLC	(b)(c)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.27%	12/3/2025	12/3/2031	19,807	19,690	19,689	1.12
IG Investments Holdings, LLC	(b)	(2)(3)(15)	Business Services	SOFR	5.00%	8.84%	11/1/2024	9/22/2028	4,076	4,076	4,076	0.23
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(b)(c)	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	12.07%	5/28/2021	5/28/2027	€34,396	41,265	40,422	2.30
IQN Holding Corp.	(a)(b)	(2)(3)(15)	Business Services	SOFR	2.63%, 3.13% PIK	9.42%	5/2/2022	5/2/2029	11,215	11,142	11,169	0.63
Iron Infinity Buyer Sub, Inc.	(a)(b)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.75%	8.42%	10/16/2025	10/16/2032	34,908	34,787	34,773	1.97
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	8.90% (100% PIK)	12.55%	12/22/2021	12/31/2029	5,459	5,017	5,459	0.31
Jeg's Automotive, LLC	(c)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	10.65%	12/22/2021	12/31/2029	907	833	907	0.05

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Kona Buyer, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.15%	6/27/2025	7/23/2031	$—	$(96)	$70	0.00%
LDS Intermediate Holdings, L.L.C.	(a)(b)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.72%	2/7/2025	2/7/2032	23,934	23,574	23,826	1.35
Leo BuyerCo, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.42%	11/25/2025	11/25/2032	8,571	8,426	8,424	0.48
Lifelong Learner Holdings, LLC	(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 7.75% PIK	12.59%	10/18/2019	3/31/2027	8,784	8,784	7,747	0.44
Material Holdings, LLC	(c)	(2)(3)(11)	Business Services	SOFR	4.62%, 1.38% PIK	9.67%	8/19/2021	8/19/2027	14,578	14,578	11,241	0.64
Material Holdings, LLC	(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.65%	8/19/2021	8/19/2027	3,654	1,118	—	—
Material Holdings, LLC	(c)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	9.67%	6/25/2025	8/19/2027	499	499	499	0.03
Medical Manufacturing Technologies, LLC	(c)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.44%	12/23/2021	12/23/2027	27,967	27,717	27,962	1.58
Merative L.P.	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	9/30/2025	9/30/2032	41,176	40,933	41,176	2.33
Modernizing Medicine, Inc.	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.92%	4/30/2025	4/30/2032	11,925	11,807	11,942	0.68
Monarch Buyer, Inc.	(a)(c)	(2)(3)(15)	Business Services	SOFR	4.50%	8.32%	6/2/2025	6/2/2032	23,746	23,401	23,366	1.32
More Cowbell II, LLC	(c)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.24%	9/3/2025	9/1/2030	16,018	16,018	16,012	0.91
NEFCO Holding Company LLC	(b)(c)(f)	(2)(3)(15)	Construction & Building	SOFR	5.00%	8.97%	8/5/2022	8/5/2028	39,615	39,243	39,616	2.24
North Haven Fairway Buyer, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.77%	5/17/2022	5/17/2028	33,569	33,171	33,300	1.89
Nuzoa Bidco, S.L.U. (Spain)	(d)(e)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	8.02%	6/24/2025	6/24/2032	€6,657	7,531	7,663	0.43
Oak Purchaser, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	5.50%	9.35%	4/28/2022	5/31/2028	9,146	9,080	9,120	0.52
Oak Purchaser, Inc.	(a)(b)(f)	(2)(3)	Business Services	SOFR	5.50%	9.37%	2/1/2024	5/31/2028	1,039	1,027	1,028	0.06
OEConnection, LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.23%	12/23/2025	12/23/2032	9,950	9,864	9,864	0.56
OEI, Inc.	(b)(c)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.19%	12/29/2025	12/29/2032	23,432	23,144	23,144	1.31
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.15%	10/30/2024	10/30/2031	€3,008	3,238	3,478	0.20
Optimizely North America Inc.	(b)(f)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	8.72%	10/30/2024	10/30/2031	8,902	8,814	8,735	0.49
Optimizely North America Inc.	(b)	(2)(3)	High Tech Industries	SONIA	5.50%	9.22%	10/30/2024	10/30/2031	£1,203	1,547	1,597	0.09
Orthrus Limited (United Kingdom)	(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.28%	12/4/2024	12/4/2031	€1,855	1,943	2,159	0.12

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Orthrus Limited (United Kingdom)	(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.02%	12/4/2024	12/4/2031	$4,902	$4,839	$4,853	0.27%
Orthrus Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.22%	12/4/2024	12/4/2031	£2,077	2,647	2,766	0.16
Orthrus Limited (United Kingdom)	(e)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.15%	7/24/2025	12/4/2031	708	708	701	0.04
PAM Bidco Limited (United Kingdom)	(d)(e)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£78	103	104	0.01
PAM Bidco Limited (United Kingdom)	(d)(e)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.26%	10/29/2024	10/29/2031	£6,619	8,420	8,782	0.50
PDI TA Holdings, Inc	(b)	(2)(3)(15)	Software	SOFR	5.50%	9.34%	2/1/2024	2/1/2031	8,150	8,147	7,920	0.45
PF Atlantic Holdco 2, LLC	(c)(f)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	9.23%	11/12/2021	11/12/2027	35,920	35,640	35,920	2.03
PPV Intermediate Holdings, LLC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.07%	8/7/2024	8/31/2029	3,403	3,339	3,403	0.19
PPV Intermediate Holdings, LLC	(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.82%	8/7/2024	8/31/2029	18,354	18,309	18,305	1.04
PPV Intermediate Holdings, LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.57%	8/7/2024	8/31/2029	231	230	230	0.01
Project Castle, Inc.	(f)	(2)(3)	Capital Equipment	SOFR	5.50%	9.36%	6/24/2022	6/1/2029	7,256	6,804	4,671	0.26
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.80%	2/1/2021	2/1/2027	1,800	1,793	1,796	0.10
Prophix Software Inc. (Canada)	(a)(b)(f)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.72%	11/21/2023	2/1/2027	19,710	19,618	19,677	1.11
Propio LS, LLC	(b)(f)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.46%	5/12/2025	5/12/2030	12,138	12,028	12,070	0.68
PROS Parent, Inc.	(b)(c)	(2)(3)(15)	Transportation: Consumer	SOFR	4.75%	8.49%	12/9/2025	12/9/2032	22,988	22,924	22,924	1.30
PXO Holdings I Corp.	(a)(b)(f)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.20%	3/8/2022	3/8/2028	11,415	11,299	11,225	0.64
QBS Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.17%	11/7/2024	6/3/2032	22,308	22,133	22,551	1.28
Radwell Parent, LLC	(b)(c)(f)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.17%	12/1/2022	4/1/2029	11,399	11,308	11,399	0.65
Ranpak B.V. (Netherlands)	(b)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2024	12/19/2031	7,727	7,658	7,727	0.44
Ranpak Corp.	(c)	(2)(7)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2024	12/19/2031	12,073	11,965	12,073	0.68
Rialto Management Group, LLC	(b)(c)(f)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.72%	12/5/2024	12/5/2030	18,289	18,184	18,300	1.04
Rotation Buyer, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	12/27/2024	12/27/2031	12,861	12,718	12,720	0.72

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Saguaro Buyer, LLC	(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.23%	7/3/2025	7/3/2032		$13,401	$13,212	$13,361	0.76%
SCHP Purchaser, INC	(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.37%	10/24/2025	10/24/2032		18,601	18,389	18,389	1.04
SCP Eye Care HoldCo, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.23%	10/7/2022	10/7/2029		155	153	155	0.01
Seahawk Bidco, LLC	(a)(b)(f)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.47%	12/19/2024	12/19/2031		30,785	30,577	30,872	1.75
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.27%	3/19/2025	3/19/2032		€4,511	4,882	5,235	0.30
Sigma Irish Acquico Limited (Ireland)	(d)(e)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2025	3/19/2032		6,815	6,667	6,714	0.38
SitusAMC Holdings Corporation	(b)(c)(f)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.17%	5/14/2025	5/14/2031		27,623	27,496	27,419	1.55
Smarsh Inc.	(a)(b)(f)	(2)(3)(15)	Software	SOFR	4.75%	8.42%	2/18/2022	2/18/2029		4,523	4,470	4,522	0.26
Specialty Pharma III, Inc.	(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.40%	12/23/2025	12/23/2032		28,318	28,159	28,158	1.59
Speedstar Holding LLC	(b)(c)(f)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.84%	7/2/2024	7/22/2027		17,988	17,848	17,222	0.98
SPF Borrower, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	9.92%	2/1/2024	2/1/2028		10,392	10,392	10,392	0.59
SPF Borrower, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.17%	2/1/2024	2/1/2028		3,955	3,955	3,955	0.22
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.75%	9/25/2025	7/25/2028		1,510	1,439	1,441	0.08
Spotless Brands, LLC	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.62%	6/21/2022	7/25/2028		33,250	32,794	33,421	1.89
Summit Bidco, Inc. (Canada)	(c)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.21%	10/1/2025	10/1/2032	C$	5,563	3,929	3,993	0.23
Tank Holding Corp.	(a)(b)(c)(f)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2022	3/31/2028		24,686	24,480	22,486	1.27
Tank Holding Corp.	(b)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.72%	9/26/2024	3/31/2028		2,818	2,798	2,574	0.15
TCFI Aevex LLC	(c)(f)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	9.72%	3/18/2020	3/18/2028		27,680	27,657	27,004	1.53
The Chartis Group, LLC	(a)(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2024	9/17/2031		21,671	21,416	21,973	1.24
Total Power Limited (Canada)	(a)(b)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.76%	7/22/2024	7/22/2030	C$	9,070	6,457	6,543	0.37
Tufin Software North America, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.65%	8/17/2022	8/17/2028		30,244	29,927	30,113	1.71
Turbo Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	12/2/2019	6/1/2026		45,417	45,395	45,417	2.57
U.S. Legal Support, Inc.	(a)(b)(c)(f)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.22%	11/30/2018	5/31/2026		21,098	21,092	21,022	1.19
UFT Buyer LLC	(c)	(2)(3)(15)	Environmental Industries	SOFR	4.50%	8.27%	12/4/2025	12/4/2032		16,732	16,483	16,481	0.93
US INFRA SVCS Buyer, LLC	(b)(c)	(2)(3)(11)(15)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.13%	4/13/2020	4/13/2027		51,640	51,477	41,338	2.34

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated(1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
USR Parent Inc.	(f)	(2)(3)(10)	Retail	SOFR	7.60%	11.32%	4/22/2022	4/25/2027	$2,160	$2,153	$2,144	0.12%
Vensure Employer Services, Inc.	(a)(b)(c)(f)	(2)(15)	Business Services	SOFR	5.00%	8.70%	9/27/2024	9/27/2031	24,800	24,585	24,552	1.39
Victors Purchaser, LLC	(b)(c)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2025	12/23/2032	17,191	17,129	17,129	0.97
Vienna Bidco Limited (United Kingdom)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.62%	8/20/2025	8/20/2030	£7,264	9,513	9,571	0.54
Whitney Merger Sub, Inc.	(c)(f)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2025	7/3/2032	34,266	33,895	33,877	1.92
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.92%	10/29/2021	12/29/2028	17,687	17,573	12,339	0.70
World 50, Inc.	(b)(c)(f)	(2)(3)(15)	Business Services	SOFR	4.50%	8.70%	3/22/2024	3/22/2030	18,805	18,489	18,823	1.07
Wrench Group LLC	(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.42%	9/3/2025	9/3/2032	6,875	6,790	6,889	0.39
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.62%	9/13/2021	9/13/2027	431	428	395	0.02
YLG Holdings, Inc.	(a)(b)(c)(f)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.72%	9/30/2020	12/23/2030	11,082	10,994	11,115	0.63
First Lien Debt Total										$2,392,545	$2,360,093	133.67%
Second Lien Debt (2.1% of fair value)
11852604 Canada Inc. (Canada)	(d)	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.32%	9/30/2021	9/30/2028	$11,696	$11,627	$11,696	0.66%
AQA Acquisition Holdings, Inc.	(b)(f)	(2)(3)	High Tech Industries	SOFR	6.25%	10.09%	5/14/2021	3/3/2029	14,410	14,322	14,104	0.81
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	3,166	3,156	3,175	0.18
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,505	1,486	1,482	0.08
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.65%	7/25/2025	6/30/2029	65	64	65	0.00
PAI Holdco, Inc.	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.32%	10/28/2020	10/28/2028	14,995	14,818	13,223	0.75
TruGreen Limited Partnership	(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.34%	11/16/2020	11/2/2028	13,000	12,881	11,984	0.68
Second Lien Debt Total										$58,354	$55,729	3.16%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Structured Credit Investments (4.2% of fair value)
1988 CLO 2 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/12/2025	4/15/2038	$3,500	$3,500	$3,366	0.19%
AB BSL CLO 4 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	3/28/2025	4/20/2038	4,000	3,962	4,012	0.23
AB BSL CLO 5 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	11/18/2024	1/20/2038	1,250	1,250	1,250	0.07
AGL CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.35%	9.00%	3/28/2025	7/22/2038	4,670	4,670	4,687	0.27

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Aimco CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	11/14/2024	10/17/2037	$1,330	$1,330	$1,336	0.08%
Allegro CLO XV Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	2/14/2025	4/20/2038	2,500	2,500	2,396	0.14
Apidos CLO XVIII-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	11/22/2024	1/22/2038	3,270	3,270	3,261	0.18
Arini European CLO IV DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.17%	8.20%	1/28/2025	1/15/2038	€2,500	2,630	2,952	0.17
Avoca CLO XI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	6.15%	8.18%	11/8/2024	10/15/2038	€1,750	1,876	2,068	0.12
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.65%	11/20/2024	1/15/2038	1,275	1,275	1,251	0.07
Babson CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	12/20/2024	1/15/2038	5,000	5,000	4,850	0.27
Birch Grove CLO 11 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.45%	11/15/2024	1/22/2038	3,000	3,000	3,034	0.17
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.65%	2/20/2025	4/15/2038	3,000	3,000	2,851	0.16
Bryant Park Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	11/18/2024	1/18/2038	3,000	3,000	3,007	0.17
CIFC Funding 2014-III Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/11/2025	3/31/2038	4,000	4,000	3,987	0.23
CVC Cordatus Loan Fund X DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.35%	7.38%	1/24/2025	1/26/2038	€1,100	1,155	1,284	0.07
CVC Cordatus Loan Fund XXVI DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.75%	7.78%	12/12/2024	1/15/2038	€3,490	3,653	4,106	0.23
Elmwood CLO 40 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/21/2025	3/22/2038	2,500	2,500	2,524	0.14
Elmwood CLO II Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	10/29/2024	10/20/2037	3,250	3,250	3,194	0.18
Empower CLO 2025-1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.90%	9.55%	5/15/2025	7/20/2038	4,000	4,000	4,020	0.23
Generate CLO 18 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.65%	10/18/2024	1/20/2038	2,190	2,190	2,176	0.12
Golub Capital Partners CLO 43B Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	10/31/2024	10/20/2037	3,375	3,375	3,335	0.19
KKR CLO 54 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.45%	11/22/2024	1/15/2038	3,050	3,050	3,074	0.17
Neuberger Berman Loan Advisers CLO 33 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	3/14/2025	4/16/2039	6,000	6,000	6,038	0.35
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.00%	8.65%	1/30/2025	1/15/2038	1,500	1,500	1,441	0.08
Oaktree CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.10%	9.75%	11/25/2024	1/15/2038	2,875	2,875	2,878	0.16
OHA Credit Funding 14-R Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	3/28/2025	4/20/2038	6,000	6,000	6,043	0.35
Pikes Peak CLO 8	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	12/19/2024	1/20/2038	3,000	3,000	2,924	0.17
Rad CLO 17 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.25%	9.90%	11/5/2024	1/20/2038	2,000	2,000	2,000	0.11
Reese Park CLO Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	6.00%	9.65%	11/20/2024	1/15/2038	2,220	2,220	2,179	0.12
Regatta 30 Funding Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.40%	9.05%	11/25/2024	1/25/2038	1,970	1,970	1,991	0.11
Regatta XXIV Funding Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.80%	12/20/2024	1/20/2038	3,000	3,000	2,971	0.17
RR Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.50%	9.15%	11/26/2024	1/15/2037	2,860	2,860	2,831	0.16
Silver Point CLO 1 Ltd	(a)	(2)(7)(13)	Structured Credit	SOFR	5.25%	8.90%	12/23/2024	1/20/2038	2,250	2,250	2,207	0.12
Silver Point CLO 7 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.75%	9.40%	11/25/2024	1/15/2038	2,200	2,200	2,166	0.12
Silver Point CLO 8 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.15%	8.80%	2/28/2025	4/15/2038	1,500	1,500	1,446	0.08
Sound Point CLO 35 Ltd.	(a)	(2)(7)(13)	Structured Credit	SOFR	5.80%	9.45%	2/13/2025	4/26/2038	1,670	1,670	1,630	0.09

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Voya Euro CLO VIII DAC	(a)	(2)(7)(13)	Structured Credit	EURIBOR	5.85%	7.88%	11/12/2024	1/15/2039	€4,380	$4,640	$5,162	0.30%
Structured Credit Investments Total										$111,121	$111,928	6.34%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (3.6% of fair value)
48forty Intermediate Holdings, Inc.	(a)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	53	2,599	2,585	0.15
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	170	3,520	3,582	0.20
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,133	0.06
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	9,818	0.56
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	11	10,624	10,608	0.60
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	10.65% (100% PIK)	12/31/2024	4,099	1,218	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	7,542	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	4,099	—	—	—
Comar Aggregator Co, LLC	(b)(c)	(6)(12)	Containers, Packaging & Glass		10/31/2025	25	12,411	13,077	0.74
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	1,075	0.06
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	16	0.00
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	55	49	0.00
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	169	204	0.01
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	273	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	8	7,523	7,543	0.43
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	22,850	22,851	22,397	1.28
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	25	2,470	393	0.02
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.03
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	915	0.05
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	3	262	195	0.01
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	1	4,358	4,828	0.27
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,167	363	0.02
SPF HOLDCO LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		2/1/2024	4,030	5,427	7,276	0.41
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	61	30	89	0.01
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,018	1,456	2,317	0.13
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,599	0.15

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	$933	$1,685	0.10%
TW LRW Holdings, LLC	(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	640	983	0.06
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	440	211	568	0.03
Equity Investments Total							$85,107	$94,906	5.38%
Total investments—non-controlled/non-affiliated							$2,647,127	$2,622,656	148.55%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (0.9% of fair value)
Align Precision Group, LLC	(b)(c)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.75%	7/3/2025	7/3/2030	$20,296	$20,296	$20,296	1.15%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.42%	7/3/2025	7/3/2030	2,885	2,814	2,885	0.16
First Lien Debt Total									$23,181	$23,110	$23,181	1.31%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,872	$5,449	0.31%
Equity Investments Total							$5,872	$5,449	0.31%
Total investments—non-controlled/affiliated							$28,982	$28,630	1.62%
Total investments							$2,676,109	$2,651,286	150.17%

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays	$15		£11	5/15/2026	$—
Forward Currency Contract	Barclays	$7		€6	5/15/2026	—
Forward Currency Contract	Barclays	$141	C$	194	2/17/2026	—
Forward Currency Contract	Barclays	$7		€6	2/17/2026	—
Forward Currency Contract	Barclays	$135	C$	184	5/15/2026	—
Forward Currency Contract	Barclays	$15		£11	8/13/2026	—
Forward Currency Contract	Barclays	$12		€10	5/15/2026	—
Forward Currency Contract	Barclays	$137	C$	187	8/17/2026	—
Forward Currency Contract	Barclays	$12		€10	8/14/2026	—
Forward Currency Contract	Barclays	$136	C$	185	11/16/2026	—
Forward Currency Contract	Barclays	$15		£11	11/13/2026	—

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays	$12		€10	2/17/2026	$—
Forward Currency Contract	Barclays	$135	C$	184	2/16/2027	—
Forward Currency Contract	Barclays	$12		€10	11/13/2026	—
Forward Currency Contract	Barclays	$130	C$	176	5/17/2027	—
Forward Currency Contract	Barclays	$5,830	C$	7,900	8/4/2027	(17)
Forward Currency Contract	Barclays	$12		€10	2/16/2027	—
Forward Currency Contract	Barclays	$13		€11	8/14/2026	—
Forward Currency Contract	Barclays	$15		£11	2/12/2027	—
Forward Currency Contract	Barclays	$18		€15	5/15/2026	—
Forward Currency Contract	Barclays	$18		€15	11/16/2026	—
Forward Currency Contract	Barclays	$19		€16	2/17/2026	—
Forward Currency Contract	Barclays	$22		€18	4/14/2026	—
Forward Currency Contract	Barclays	$23		€19	7/14/2026	—
Forward Currency Contract	Barclays	$23		€19	4/14/2027	—
Forward Currency Contract	Barclays	$23		€19	10/14/2026	—
Forward Currency Contract	Barclays	$23		€19	1/14/2026	—
Forward Currency Contract	Barclays	$23		€19	1/14/2027	—
Forward Currency Contract	Barclays	$183		€156	2/16/2027	(3)
Forward Currency Contract	Barclays	$16		£12	2/13/2026	—
Forward Currency Contract	Barclays	$26		£19	2/12/2027	—
Forward Currency Contract	Barclays	$26		£19	11/13/2026	—
Forward Currency Contract	Barclays	$27		£20	5/15/2026	—
Forward Currency Contract	Barclays	$27		£20	8/13/2026	—
Forward Currency Contract	Barclays	$28		£21	2/13/2026	—
Forward Currency Contract	Barclays	$194		€166	8/17/2026	(4)
Forward Currency Contract	Barclays	$197		€169	5/15/2026	(4)
Forward Currency Contract	Barclays	$199		€170	11/16/2026	(3)
Forward Currency Contract	Barclays	£19		$26	2/12/2027	—
Forward Currency Contract	Barclays	£19		$26	11/13/2026	—
Forward Currency Contract	Barclays	£20		$26	5/15/2026	—
Forward Currency Contract	Barclays	£20		$26	8/13/2026	—
Forward Currency Contract	Barclays	£21		$28	2/13/2026	—
Forward Currency Contract	Barclays	£1,131		$1,510	5/14/2027	11
Forward Currency Contract	Barclays	$201		€174	2/17/2026	(4)
Forward Currency Contract	Barclays	$382		£291	2/12/2027	(9)
Forward Currency Contract	Barclays	$407		£309	8/13/2026	(10)
Forward Currency Contract	Barclays	$469		£356	2/13/2026	(11)

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays	$506		£373	3/5/2026	$3
Forward Currency Contract	Barclays	$905		£669	5/14/2027	6
Forward Currency Contract	Barclays	$1,525		£1,131	5/14/2027	5
Forward Currency Contract	Barclays	$8,084		£6,181	10/29/2027	(216)
Forward Currency Contract	Barclays	$10,447		£7,719	8/25/2026	50
Forward Currency Contract	Barclays	$202		€171	8/16/2027	(3)
Forward Currency Contract	Barclays	$216		€183	5/17/2027	(3)
Forward Currency Contract	Barclays	$279		€235	6/10/2026	1
Forward Currency Contract	Barclays	$653		€542	3/30/2027	5
Forward Currency Contract	Barclays	$920		€764	3/5/2027	7
Forward Currency Contract	Barclays	$1,184		€971	7/14/2027	19
Forward Currency Contract	Barclays	$6,335		€5,234	8/14/2028	(15)
Forward Currency Contract	Barclays	$10,975		€9,266	10/25/2027	(172)
Forward Currency Contract	Barclays	$11,810		€9,781	11/30/2026	161
Forward Currency Contract	Barclays	$16,568		€13,677	3/5/2027	230
Forward Currency Contract	Barclays	$40,886		€34,396	1/7/2026	462
Forward Currency Contract	Barclays	$3,685	C$	5,003	9/26/2028	(44)
Forward Currency Contract	Barclays	$141	C$	198	1/20/2026	(3)
Forward Currency Contract	Barclays	$19,427		£14,487	4/15/2026	(95)
Total Derivative Instruments						$344
(a) Denotes that all or a portion of the assets are owned by Carlyle Credit Solutions, Inc. (successor by merger to Carlyle Credit Solutions, Inc.) (together with its consolidated subsidiaries, “we,” “us,” “our,” “CARS” or the “Company”). Accordingly, such assets are not available to creditors of Carlyle Credit Solutions SPV LLC (“SPV”), Carlyle Credit Solutions SPV2 LLC (“SPV2”), Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), CARS Lux Finance SPV S.à.r.l. (“CARS Lux Finance”) or CARS Lux Master S.à.r.l. (“CARS Lux Master”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV. SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of SPV and certain assets of its subsidiary CARS Lux Finance (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, or CARS Lux Master.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, SPV2. SPV2 has entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility,” and together with the SPV Credit Facility, the “Credit Facilities”). The lenders of the SPV2 Credit Facility have a first lien security interest in substantially all of the assets of SPV2 (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, the 2024-1 Issuer, CARS Lux Finance, or CARS Lux Master.
(d) Denotes that all or a portion of the assets are owned by the SPV's wholly owned subsidiary, CARS Lux Finance. Substantially all of the assets of CARS Lux Finance have been pledged as collateral under the SPV Credit Facility. Accordingly, such assets are not available to creditors of the Company, SPV2, the 2024-1 Issuer, or CARS Lux Master.
(e) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, CARS Lux Master. Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, CARS Lux Finance, or the 2024-1 Issuer.
(f) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, 2024-1 Issuer (see Note 7, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, SPV, SPV2, CARS Lux Finance or CARS Lux Master.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 6, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies.

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. As of December 31, 2025, the reference rates for variable rate loans were the 30-day SOFR at 3.69%, the 90-day SOFR at 3.65%, the 180-day SOFR at 3.57%, the daily SONIA at 3.73%, the 30-day EURIBOR at 1.94%, the 90-day EURIBOR at 2.03%, the 180-day EURIBOR at 2.11%, and the 30-day CORRA at 2.30%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, structured credit investments, and equity investments was determined using significant unobservable inputs.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2025, the aggregate fair value of these securities is $100,355, or 5.69% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of December 31, 2025.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.
(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(11)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
(12)Represents a non-income producing security as of December 31, 2025.
(13)Represents securities sold under Rule 144A, which are exempt from registration under the Securities Act of 1933, as amended. As of December 31, 2025, the aggregate fair value of these securities is $111,928 or 6.34% of the Company’s net assets.
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies for the year ended December 31, 2025 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2025	Interest and PIK Income
Align Precision Group, LLC	$—	$20,296	$—	$—	$—	$20,296	$1,075
Align Precision Group, LLC	—	2,814	—	—	71	2,885	172
Align Precision Group, LLC (Equity)	—	5,872	—	—	(423)	5,449	—
Total investments—non-controlled/affiliated	$—	$28,982	$—	$—	$(352)	$28,630	$1,247

(15)As of December 31, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value in the accompanying Consolidated Statements of Assets and Liabilities.

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$2,843	$(29)
AAH Topco., LLC	Delayed Draw	1.00	5,599	(30)
AArete Investment, LLC	Delayed Draw	1.00	3,256	(18)
AArete Investment, LLC	Revolver	0.50	1,302	(7)
Addev Group (France)	Delayed Draw	1.50	€148	(3)

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Advanced Web Technologies Holding Company	Revolver	0.50%	$1,970	$(21)
AGS Health BCP LLC	Delayed Draw	1.00	2,364	8
AGS Health BCP LLC	Revolver	0.50	839	3
Align Precision Group, LLC	Delayed Draw	1.00	1,122	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	2,702	(16)
Alpine Acquisition Corp II	Revolver	0.50	695	(376)
AmpersCap LLC	Delayed Draw	1.00	13,759	(137)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	725	(1)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	275	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	22,188	(145)
Applied Technical Services, LLC	Delayed Draw	2.00	2,124	(17)
Applied Technical Services, LLC	Revolver	0.50	3,007	(24)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	—
Artifact Bidco, Inc.	Revolver	0.25	123	—
Ascend Buyer, LLC	Revolver	0.50	1,847	(5)
Associations, Inc.	Delayed Draw	—	289	1
Associations, Inc.	Revolver	0.50	407	2
Athlete Buyer, LLC	Revolver	0.50	97	(12)
Atlas US Finco, Inc.	Revolver	0.50	1,143	1
Auditboard, Inc.	Revolver	0.50	1,143	(1)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	2
Bamboo Health Holdings, LLC	Revolver	0.50	4,542	23
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€1,848	(43)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	350	(10)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	3,056	(26)
Bingo Group Buyer, Inc.	Revolver	0.50	397	(3)
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€571	(10)
Businessolver.com, Inc.	Delayed Draw	—	2,825	(14)
Businessolver.com, Inc.	Revolver	0.50	1,258	(6)
Celerion Buyer, Inc.	Revolver	0.50	125	(1)
CircusTrix Holdings, LLC	Revolver	0.50	323	(2)
Cliffwater LLC	Revolver	0.38	3,465	(3)
Cority Software Inc. (Canada)	Revolver	0.38	5,208	(26)
Coupa Holdings, LLC	Delayed Draw	1.00	193	1
Coupa Holdings, LLC	Revolver	0.50	148	1
CST Holding Company	Revolver	0.50	235	1
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,036	(24)

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Deerfield Dakota Holding, LLC	Revolver	0.50%	$4,273	$(43)
Denali Intermediate Holdings, Inc.	Revolver	0.50	1,437	(14)
Divisions Holding Corporation	Revolver	0.50	1,600	11
Dwyer Instruments, Inc.	Revolver	0.50	1,891	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(33)
Ellkay, LLC	Revolver	0.50	2,459	(17)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00	4,762	(47)
Embark Intermediate Holdings, LLC	Revolver	0.50	1,143	(11)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£923	(28)
Enverus, Inc.	Delayed Draw	1.00	4,621	(17)
Enverus, Inc.	Revolver	0.50	1,130	(4)
Espresso Bidco Inc.	Delayed Draw	0.50	4,281	(6)
Espresso Bidco Inc.	Revolver	0.50	1,903	(2)
Essential Services Holding Corporation	Delayed Draw	1.00	149	—
Essential Services Holding Corporation	Revolver	0.50	56	—
Excel Fitness Holdings, Inc.	Revolver	0.50	401	(2)
Excelitas Technologies Corp.	Revolver	0.38	1,164	—
Flexera Software LLC	Revolver	0.25	1,620	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	—	43	—
Fullsteam Operations LLC	Delayed Draw	1.00	2,177	(22)
Fullsteam Operations LLC	Revolver	0.50	726	(7)
Galileo Parent, Inc.	Revolver	0.50	1,650	8
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	1.00	624	—
GS AcquisitionCo, Inc.	Revolver	0.50	32	—
Gymspa (France)	Delayed Draw	1.80	€554	(8)
Hadrian Acquisition Limited (United Kingdom)	Delayed Draw	2.33	£1,695	6
Heartland Home Services, Inc.	Revolver	0.50	1,542	(35)
Hercules Borrower LLC	Revolver	0.38	2,160	1
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50	16,752	(83)
Holding Argon (France)	Delayed Draw	1.00	€4,094	(96)
Hoosier Intermediate, LLC	Revolver	0.38	2,400	—
Horizon Avionics Buyer, LLC	Delayed Draw	—	1,228	(6)
Horizon Avionics Buyer, LLC	Revolver	0.50	506	(3)
HS Spa Holdings Inc.	Revolver	0.50	962	(11)
Hyphen Solutions, LLC	Delayed Draw	1.00	1,256	(7)
Hyphen Solutions, LLC	Revolver	0.50	754	(4)

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Icefall Parent, Inc.	Revolver	0.25%	$744	$—
iCIMS, Inc.	Revolver	0.50	1,641	(30)
IEM New Sub 2, LLC	Revolver	—	3,842	(19)
IG Investments Holdings, LLC	Revolver	0.50	325	—
IQN Holding Corp.	Revolver	0.38	171	(1)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	—	10,231	(28)
Iron Infinity Buyer Sub, Inc.	Revolver	0.50	4,213	(11)
Kona Buyer, LLC	Delayed Draw	0.50	20,325	68
Kona Buyer, LLC	Revolver	0.50	902	3
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	6,567	(21)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	2,770	(9)
Leo BuyerCo, LLC	Delayed Draw	—	3,429	(34)
Leo BuyerCo, LLC	Revolver	0.50	2,743	(27)
Lifelong Learner Holdings, LLC	Revolver	0.50	34	(4)
Material Holdings, LLC	Delayed Draw	—	1,419	—
Material Holdings, LLC	Revolver	—	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	1,866	—
Merative L.P.	Delayed Draw	0.50	4,706	—
Merative L.P.	Revolver	0.50	4,118	—
Modernizing Medicine, Inc.	Revolver	0.50	1,099	1
Monarch Buyer, Inc.	Delayed Draw	0.50	8,897	(91)
Monarch Buyer, Inc.	Revolver	0.38	4,328	(44)
More Cowbell II, LLC	Delayed Draw	0.50	1,112	—
More Cowbell II, LLC	Revolver	0.50	2,225	(1)
NEFCO Holding Company LLC	Revolver	0.50	3,077	—
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	1,495	(11)
North Haven Fairway Buyer, LLC	Revolver	0.50	687	(5)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(42)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,373	(3)
Oak Purchaser, Inc.	Revolver	0.50	824	(2)
OEConnection, LLC	Delayed Draw	0.50	5,839	(29)
OEConnection, LLC	Revolver	0.50	1,538	(8)
OEI, Inc.	Delayed Draw	0.50	10,651	(80)
OEI, Inc.	Revolver	0.50	4,260	(32)
Optimizely North America Inc.	Revolver	0.50	1,364	(22)
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£1,751	(29)

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
PDI TA Holdings, Inc	Revolver	0.50%		$156	$(4)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00		5,267	—
PPV Intermediate Holdings, LLC	Revolver	0.50		1,360	(3)
Prophix Software Inc. (Canada)	Delayed Draw	—		756	(1)
Prophix Software Inc. (Canada)	Revolver	0.50		858	(1)
Propio LS, LLC	Revolver	0.50		182	(1)
PROS Parent, Inc.	Revolver	0.38		2,665	(7)
PXO Holdings I Corp.	Revolver	0.50		490	(8)
QBS Parent, Inc.	Delayed Draw	—		12,283	78
QBS Parent, Inc.	Revolver	0.50		3,890	25
Radwell Parent, LLC	Revolver	0.38		291	—
Rialto Management Group, LLC	Revolver	0.38		894	1
Rotation Buyer, LLC	Delayed Draw	1.00		2,257	(20)
Rotation Buyer, LLC	Revolver	0.50		1,016	(9)
Saguaro Buyer, LLC	Delayed Draw	1.00		5,047	(10)
Saguaro Buyer, LLC	Revolver	0.50		1,531	(3)
SCHP Purchaser, INC	Revolver	0.50		3,100	(30)
SCP Eye Care HoldCo, LLC	Revolver	0.50		19	—
Seahawk Bidco, LLC	Delayed Draw	1.00		1,650	4
Seahawk Bidco, LLC	Revolver	0.50		2,333	6
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50		1,286	(16)
Smarsh Inc.	Delayed Draw	1.00		816	—
Smarsh Inc.	Revolver	0.50		376	—
Specialty Pharma III, Inc.	Revolver	0.50		3,654	(18)
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(69)
SPF Borrower, LLC	Revolver	0.50		403	—
Spotless Brands, LLC	Delayed Draw	1.00		8,943	(59)
Spotless Brands, LLC	Revolver	0.50		877	4
Summit Bidco, Inc. (Canada)	Delayed Draw	0.50	C$	1,895	(13)
Summit Bidco, Inc. (Canada)	Revolver	0.50	C$	962	(7)
Tank Holding Corp.	Revolver	0.38		828	(71)
The Chartis Group, LLC	Delayed Draw	1.00		5,311	53
The Chartis Group, LLC	Revolver	0.50		3,187	32
Total Power Limited (Canada)	Delayed Draw	1.00	C$	824	(5)
Total Power Limited (Canada)	Revolver	0.50	C$	1,111	(7)
Tufin Software North America, Inc.	Revolver	0.50		2,820	(11)

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Turbo Buyer, Inc.	Revolver	0.50%	$545	$—
U.S. Legal Support, Inc.	Revolver	0.50	674	(2)
UFT Buyer LLC	Delayed Draw	0.50	6,140	(61)
UFT Buyer LLC	Revolver	0.50	2,303	(23)
US INFRA SVCS Buyer, LLC	Delayed Draw	1.00	—	—
Vensure Employer Services, Inc.	Delayed Draw	0.50	397	(4)
Victors Purchaser, LLC	Delayed Draw	—	1,330	(4)
Victors Purchaser, LLC	Revolver	0.50	2,313	(7)
Whitney Merger Sub, Inc.	Revolver	0.50	4,895	(49)
Wineshipping.com LLC	Delayed Draw	—	1,384	(384)
Wineshipping.com LLC	Revolver	0.50	214	(59)
World 50, Inc.	Revolver	0.50	860	1
Wrench Group LLC	Delayed Draw	1.00	938	1
Wrench Group LLC	Revolver	0.50	938	1
YLG Holdings, Inc.	Delayed Draw	1.00	592	2
YLG Holdings, Inc.	Revolver	0.50	291	1
Total unfunded commitments			$408,527	$(2,725)
The type of investments as of December 31, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,415,655	$2,383,274	89.9%
Second Lien Debt	58,354	55,729	2.1
Equity Investments	90,979	100,355	3.8
Structured Credit Investments	111,121	111,928	4.2
Total	$2,676,109	$2,651,286	100.0%
The rate type of debt investments as of December 31, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt and Structured Credit Investments
Floating Rate	$2,580,385	$2,546,170	99.8%
Fixed Rate	4,745	4,761	0.2
Total	$2,585,130	$2,550,931	100.0%

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
The industry composition of investments as of December 31, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$59,672	$58,666	2.2%
Auto Aftermarket & Services	95,926	93,777	3.5
Beverage & Food	17,846	12,339	0.5
Business Services	256,294	256,977	9.7
Capital Equipment	102,993	103,060	3.9
Chemicals, Plastics & Rubber	35,640	35,505	1.3
Construction & Building	121,940	117,990	4.5
Consumer Goods: Durable	428	395	0.0
Consumer Goods: Non-Durable	4,611	4,700	0.2
Consumer Services	211,295	206,829	7.8
Containers, Packaging & Glass	64,301	65,140	2.5
Diversified Financial Services	264,892	266,929	10.2
Energy: Electricity	27,639	27,735	1.0
Energy: Oil & Gas	33,186	33,603	1.3
Environmental Industries	105,815	95,965	3.6
Healthcare & Pharmaceuticals	383,424	388,084	14.7
High Tech Industries	115,768	115,198	4.3
Leisure Products & Services	165,357	166,007	6.3
Media: Broadcasting & Subscription	14,220	14,217	0.5
Media: Diversified & Production	12,237	13,501	0.5
Retail	18,037	18,155	0.7
Software	270,862	273,568	10.3
Sovereign & Public Finance	80	81	0.0
Structured Credit	111,121	111,928	4.2
Telecommunications	43,536	43,699	1.6
Transportation: Cargo	46,741	34,387	1.3
Transportation: Consumer	37,630	37,793	1.4
Utilities: Oil & Gas	34,787	34,773	1.3
Utilities: Water	8,523	8,886	0.3
Wholesale	11,308	11,399	0.4
Total	$2,676,109	$2,651,286	100.0%

CARLYLE CREDIT SOLUTIONS
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
The geographical composition based on the risk and economic exposure of the underlying investments as of as of December 31, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,236	$2,269	0.1%
Bermuda	2,860	2,831	0.1
Canada	119,482	124,965	4.7
Cayman Islands	90,807	90,068	3.4
France	26,496	27,783	1.0
Ireland	25,503	27,521	1.0
Italy	20,255	21,967	0.8
Luxembourg	60,329	60,119	2.3
Netherlands	7,658	7,727	0.3
Spain	7,531	7,663	0.3
Sweden	1,167	363	0.0
United Kingdom	84,506	88,006	3.3
United States	2,227,279	2,190,004	82.7
Total	$2,676,109	$2,651,286	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE CREDIT SOLUTIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of September 30, 2026
(amounts in thousands, except share and per share data, unless otherwise indicated)
1. ORGANIZATION
Carlyle Credit Solutions, formerly named New Carlyle Credit Solutions, is a Delaware statutory trust formed on July 8, 2026 and structured as an externally managed, non-diversified closed-end management investment company. Carlyle Credit Solutions is the successor by merger to Carlyle Credit Solutions, Inc. (“Old CARS”), a Maryland corporation. Old CARS was formed on February 10, 2017 and structured as an externally managed, non-diversified closed-end management investment company.
On November 4, 2026 (the “Effective Time”), Old CARS completed a reorganization from a Maryland corporation to a Delaware statutory trust (the “Reorganization”) through its merger with and into Carlyle Credit Solutions, then named New Carlyle Credit Solutions, pursuant to that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of September 8, 2026, among Old CARS, New Carlyle Credit Solutions and, for the limited purposes set forth therein, Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company. Pursuant to the Reorganization Agreement, Old CARS merged with and into New Carlyle Credit Solutions, with New Carlyle Credit Solutions continuing as the surviving entity, at which time the separate corporate existence of Old CARS ceased. In connection with the Reorganization, New Carlyle Credit Solutions changed its name to Carlyle Credit Solutions.
Unless the context otherwise requires, (i) references to the “Company,” “CARS,” “we,” “us,” “our” and similar terms that are as of or for a period before the Effective Time refer to Old CARS and its consolidated subsidiaries, and references that are as of or for a period at or after the Effective Time refer to Carlyle Credit Solutions and its consolidated subsidiaries; (ii) references to “Shares” mean shares of common stock, par value $0.01 per share, of Old CARS before the Effective Time and common shares of beneficial interest, par value $0.001 per share, of Carlyle Credit Solutions at or after the Effective Time; (iii) references to “stockholders” refer to holders of Shares for periods before the Effective Time, and references to “shareholders” refer to holders of Shares for periods at or after the Effective Time; and (iv) references to the “Board of Directors” refer to the board of directors of Old CARS, and references to “directors” and “Independent Directors” refer to members of that board, for periods before the Effective Time, and references to the “Board of Trustees” refer to the board of trustees of Carlyle Credit Solutions, and references to “trustees” and “Independent Trustees” refer to members of that board, for periods at or after the Effective Time. The Board of Trustees consists of the same individuals who served on the Board of Directors immediately before the Reorganization.
The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company’s investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. The Company’s core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk diversifying portfolio benefits. The Company seeks to achieve its objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in broadly syndicated loans or higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
The Company invests primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

On September 11, 2017 (“Commencement”), the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. On January 21, 2022, stockholders approved the Company's conversion from a finite life private BDC with no interim liquidity to a private BDC with a perpetual life and a regular quarterly liquidity program. The conversion extends indefinitely the Company's term and finite investment period and permits the Company to accept new subscriptions for shares of its common stock in a new continuous private offering (the “New Continuous Offering”). Commencing December 1, 2024, the Company has been conducting closings of the New Continuous Offering on a monthly basis. Subscriptions to purchase shares of the Company may be made on an ongoing basis with investors purchasing shares pursuant to an accepted subscription request effective as of the first day of each month based on the net asset value (“NAV”) per share of the Shares of the applicable class as determined as of the previous day, being the last day of the preceding month. To be accepted, a subscription request, including the full subscription amount for each class of Shares being subscribed for, must be received, together with a completed subscription agreement, at least five business days prior to the first day of the month (unless waived by the Investment Adviser). On April 14, 2025, the Company and the Investment Adviser received an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees.
On December 23, 2025, the Company amended its charter to rename existing common stock as Class I Common Stock and reclassify and designate authorized but unissued shares as Class I, Class D, and Class S. The share classes have different ongoing distribution and/or shareholder servicing fees. The different classes of common stock have been issued in accordance with an exemptive order from the SEC that permits the Company to issue in the New Continuous Offering multiple classes of shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees.
Effective March 3, 2017, the Company changed its name from Carlyle Private Credit, Inc. to TCG BDC II, Inc., and effective March 29, 2022, the Company’s name was changed to Carlyle Credit Solutions, Inc. In connection therewith, the Company has adopted a policy to invest, under normal circumstances, at least 80% of total assets (net assets plus borrowings for investment purposes) in credit investments (such as loans, notes, bonds, and other credit instruments). For purposes of this policy, the Company considers “credit investments” to be investments in debt or debt-like instruments that entitle the holder to payments of principal and interest, including, but not limited to, loans, notes, bonds, and other credit instruments, and investment vehicles that typically invest at least 80% of their total assets in such debt or debt-like instruments. The Company’s 80% investment policy may be changed without shareholder approval if the Company conducts a tender or repurchase offer to allow shareholders to sell their Shares in advance of changing the policy, the Company provides shareholders with at least 60 days’ prior written notice of any change to the policy in advance of such tender or repurchase offer in the manner prescribed by the SEC, and the tender or repurchase offer is not oversubscribed. If the Company does not make such a tender or repurchase offer, the 80% policy may only be changed by a vote of a majority (as defined by the 1940 Act) of the Company’s outstanding Shares.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (the “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. and an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
Carlyle Credit Solutions SPV LLC (“SPV”) is a Delaware limited liability company that was formed on January 28, 2019. SPV, which invests in first and second lien senior secured loans, is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing on the date of its formation.
Carlyle Credit Solutions SPV 2 LLC (“SPV2,” and collectively with SPV, the “SPVs”) is a Delaware limited liability company that was formed on March 10, 2020. SPV2, which invests in first and second lien senior secured loans, is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing on the date of its formation.
On October 29, 2024, the Company completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”). The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”). The $59,500 in the Class C and D notes were retained by the Company and are eliminated in the consolidation. The 2024-1 Issuer is a wholly owned and consolidated subsidiary of the Company and was formed on June 4, 2024. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien senior secured loans. Refer to Note 7, Borrowings, to these unaudited consolidated financial statements for details. The 2024-1 Issuer is consolidated in these unaudited consolidated financial statements commencing on the date of its formation.
CARS Lux S.à.r.l. is a private limited liability company organized under the laws of the Grand Duchy of Luxembourg. It became a wholly owned subsidiary of the Company on July 23, 2024 and a wholly owned subsidiary of the SPV on August 14, 2025. On June 6, 2025, CARS Lux S.à.r.l. formally changed its legal name to CARS Lux Finance SPV S.à r.l. (“CARS Lux Finance”), which did not impact the operations, accounting treatment, or tax status of the entity. This change was administrative in nature and did not result in any modification to the entity’s capital structure, governing documents, legal form, ownership, or its functional role within the consolidated group. CARS Lux Finance invests in first and second lien senior secured loans and is consolidated in these unaudited consolidated financial statements starting on July 23, 2024.
CARS Lux Master S.à.r.l. (“CARS Lux Master” and together with the CARS Lux Finance, the SPVs and the 2024-1 Issuer, the “Subsidiaries”) is a private limited liability company organized under the laws of the Grand Duchy of Luxembourg that became a wholly owned subsidiary of the Company on June 6, 2025. CARS Lux Master invests in first and second lien senior secured loans and is consolidated in these unaudited consolidated financial statements starting on June 6, 2025.
On December 23, 2025, the Company and Carlyle Secured Lending, Inc. (“CGBD”), an affiliated BDC of the Company, together with certain affiliates of Sixth Street Partners, LLC, Sixth Street Lending Partners and Sixth Street Specialty Lending, Inc. (together, “Sixth Street”) (collectively with the Company and CGBD, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners JV, LLC (“Structured Credit Partners”). The SCP Members each hold 25% voting interests through non-economic Class A membership interests. Each Carlyle SCP Member’s initial capital commitment to Structured Credit Partners is up to $150,000, if and when requested, and the total initial capital commitments of all SCP Members to Structured Credit Partners are up to $600,000, if and when requested. Each SCP Member has equal representation on the board of managers of Structured Credit Partners. Refer to Note 5, Structured Credit Partners JV, LLC, to these unaudited consolidated financial statements for additional information regarding Structured Credit Partners.
CARS Equity Holdco, LLC (“Equity Holdco” and together with SPV, SPV2, 2024-1 Issuer, CARS Lux Master, and CARS Lux Finance, the “Subsidiaries”) is a Delaware limited liability company formed on September 24, 2026, which has elected to be classified as a corporation for U.S. federal income tax purposes. As such, Equity Holdco is subject to certain U.S. Federal, state and local taxes. Equity Holdco is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing on the date of its formation.
On September 8, 2026, Old CARS entered into the Reorganization Agreement with New Carlyle Credit Solutions and solely for purposes of Section 1.3 thereof, the Investment Adviser. Old CARS’ stockholders approved the Reorganization at a special meeting held on November 2, 2026. The Reorganization was completed on November 4, 2026, New Carlyle Credit Solutions had no operations and held no assets prior to the date of completion of the Reorganization. In accordance with the terms of the Reorganization Agreement, at the Effective Time, each share of common stock, par value $0.01 per share, of Old CARS of a particular class outstanding immediately prior to the Effective Time was converted into one common share of beneficial interest, par value $0.001 per share, of the Company of the same class, and each fractional share of common stock of Old CARS was converted into a corresponding fractional share of the Company of the same class. At the Effective Time, the Company succeeded to all of the assets, liabilities and obligations of Old CARS, including its obligations under its credit facilities, and continued the business of Old CARS.
The Reorganization had not been completed as of September 30, 2026. The accompanying consolidated financial statements are those of Old CARS. The Reorganization changed the Company's form of organization and state of organization and did not change the investment objective or investment strategies, the portfolio of investments, the Investment Adviser, the fee arrangements with the Investment Adviser and the Administrator, the distribution policy or the share repurchase program. In connection with the Reorganization, the Company entered into a new investment advisory agreement, administration agreement, distribution and servicing plan and placement agent agreement, each effective November 4, 2026. Refer to Note 4, Related Party Transactions, and Note 14, Reorganization, to these unaudited consolidated financial statements for additional information regarding the Reorganization.
As a BDC, the Company is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, the Company generally does not have to pay corporate level taxes on any income that it distributes to shareholders, provided that the Company satisfies those requirements.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
As the Reorganization was completed after the balance sheet date, these consolidated financial statements are the historical financial statements of Old CARS and are presented as those of the Company on a continuing basis. The Reorganization was a transaction between entities under common control that changed only the legal form and state of organization of Old CARS. As such, the Company succeeded to the assets and liabilities of Old CARS at their historical carrying amounts and no adjustment to any period presented was required. See Note 14, Reorganization, to these unaudited consolidated financial statements for further information. Share and per share information reflects Class I common stock of Old CARS, par value $0.01 per share, each share of which converted one-for-one into a Class I common share of beneficial interest of the Company, par value $0.001 per share.
The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with Old CARS’s annual report on Form 10-K (File No. 814-01248) for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the unaudited consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for further information about fair value measurements.

Derivative Instruments
The Company follows the guidance in Topic 815, Derivatives and Hedging (“ASC 815”), when accounting for derivative instruments. The Company recognizes all derivative instruments at fair value as either assets or liabilities in its unaudited consolidated financial statements. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.
The Company uses forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as net realized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net change in unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 6, Derivative Instruments, to these unaudited consolidated financial statements for further information.
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement (as defined in Note 6, Derivative Instruments, to these unaudited consolidated financial statements) are included in cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the ISDA Master Agreement are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the ISDA Master Agreement are included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with four large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2026 and December 31, 2025, the Company held restricted cash balances of $56,403 and $105,197, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of September 30, 2026 and December 31, 2025, the Company held $3,649 and $4,903, respectively, in restricted cash denominated in foreign currencies. As of September 30, 2026 and December 31, 2025, the cost of foreign currencies was $5,594 and $5,387, respectively. As of September 30, 2026 and December 31, 2025, the fair value of foreign currencies was $5,532 and $5,421, respectively.
Revenue Recognition
Interest from Investments
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2026 and December 31, 2025, the fair value of the loans in the portfolio with PIK provisions was $360,566 and $327,480, respectively, which represents approximately 13.2% and 12.4%, respectively, of total investments at fair value. For the three and nine months ended September 30, 2026, the Company earned $5,414 and $17,317 in PIK income, respectively. For the three and nine months ended September 30, 2025, the Company earned $5,737 and $15,904 in PIK income, respectively.

Dividend Income
Dividend income from Structured Credit Partners and other investment funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2026, the Company earned $1,397 and $4,596, respectively, in other income, primarily from prepayment fees, unused commitment fees and amendment fees. For the three and nine months ended September 30, 2025, the Company earned $909 and $3,196, respectively, in other income, primarily from prepayment fees, unused commitment fees and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest, including PIK interest, will be collected in full. Accrued and unpaid interest, including accrued but uncapitalized PIK interest, is generally reversed when a loan is placed on non-accrual status, and any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied as a reduction to the cost basis of the loan depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest, including PIK interest, will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, the investments in the portfolio on non-accrual status had a fair value of $34,896 and amortized cost of $88,275, representing approximately 1.3% and 3.1% of the total investments at fair value and amortized cost, respectively. As of December 31, 2025, the investments in the portfolio on non-accrual status had a fair value of $27,340 and amortized cost of $43,162, representing approximately 1.0% and 1.6% of the total investments at fair value and amortized cost, respectively. The remaining income producing investments were performing as of September 30, 2026 and December 31, 2025 and for the periods then ended.
Credit Facilities and Debt Securitization — Related Costs, Expenses and Deferred Financing Costs
The Credit Facilities and the 2024-1 Debt, each as defined within Note 7, Borrowings, to these unaudited consolidated financial statements, are recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Credit Facilities. Amortization of deferred financing costs for the Credit Facilities is computed on the straight-line basis over the respective term of each Credit Facility. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2024-1 Debt. Amortization of debt issuance costs for the 2024-1 Debt is computed on the effective yield method over the term of the 2024-1 Debt. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the 2024-1 Debt in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. Refer to Note 7, Borrowings, to these unaudited consolidated financial statements for additional information regarding the Company’s financing activity.
Income Taxes
For federal income tax purposes, the Company has elected to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its shareholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2026, the Company incurred $5 and $9 in excise tax expense, respectively. For the three and nine months ended September 30, 2025, the Company incurred $483 and $1,492 in excise tax expense, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its unaudited consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. SPV, SPV2, 2024-1 Issuer, CARS Lux Master, and CARS Lux Finance are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.
The Company may hold certain portfolio company investments through Equity Holdco. Equity Holdco is subject to U.S. federal and state corporate-level income taxes and therefore would recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain investments and the reported amounts included in the accompanying Consolidated Statements of Assets and Liabilities.
Dividends and Distributions to Common Shareholders
On November 4, 2024, our Board of Directors approved a change in dividend policy from quarterly distributions to monthly distributions, effective December 2024. To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its common shareholders with the first monthly distribution paid in December 2024. Dividends and distributions to common shareholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Trustees each month and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Trustees are reinvested on behalf of common shareholders in Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such shares in cash. As a result, if the Board of Trustees authorizes, and the Company declares, a cash dividend or other distribution in Shares purchased in the New Continuous Offering then shareholders who have not opted out of our dividend reinvestment plan with respect to such Shares will have their cash distributions on such Shares purchased in the New Continuous Offering automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. A participating shareholder will receive an amount of shares equal to the amount of the distribution (net of applicable withholding taxes) on that participant’s shares divided by the NAV per Share as of the purchase date for such distribution. On September 8, 2026, Carlyle Credit Solutions adopted a dividend reinvestment plan on the same terms as Old CARS’s dividend reinvestment plan.
Functional Currency
The functional currency of the Company is the U.S. Dollar. Investments are generally made in the local currency of the country in which the investments are domiciled and are translated into U.S. Dollars with foreign currency translation gains or losses recorded within net change in unrealized appreciation (depreciation) on investments in the accompanying Consolidated Statements of Operations. Foreign currency translation gains and losses on non-investment assets and liabilities are separately reflected in the accompanying Consolidated Statements of Operations.

Earnings Per Common Share
The Company computes earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common share by the weighted average number of common shares outstanding. Diluted earnings per share reflects the assumed conversion of all dilutive securities.
Segment Reporting
In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expense for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company does not expect this guidance to have a material impact on its unaudited consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, which is intended to better align hedge accounting with entities’ risk management activities. The amendments expand and clarify hedge accounting guidance for certain financial and nonfinancial risk components and align the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect this guidance to have a material impact on its unaudited consolidated financial statements.
In September 2026, the FASB issued ASU 2026-03, which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect this guidance to have a material impact on its unaudited consolidated financial statements.
3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; and (iii) the Investment Adviser engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Structured Credit Partners is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value.
All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:
•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or private credit rating;
•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;
•the markets in which the portfolio company does business and recent economic and/or market events; and
•comparisons to comparable transactions and publicly traded securities.
Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date, which in many cases may reflect a lag in information.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of September 30, 2026 and audited consolidated financial statements as of December 31, 2025.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:
•Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Investment Adviser does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
•Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. Financial instruments in this category generally include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, structured credit investments, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Investments in Structured Credit Partners are valued based on the legal form of investment. Investments structured through LLC membership interests may be valued using either the practical expedient (net asset value method) or a discounted cash flow method, as determined appropriate by the Investment Adviser. For those structured through subordinated notes, a discounted cash flow method is used.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,480,962	$2,480,962
Second Lien Debt	—	—	43,046	43,046
Equity Investments	476	—	101,429	101,905
Structured Credit Investments	—	—	93,254	93,254
Investment Funds	—	—	11,348	11,348
Total Investments	$476	$—	$2,730,039	$2,730,515
Derivative assets(1)	—	3,964	—	3,964
Total				$2,734,479

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,383,274	$2,383,274
Second Lien Debt	—	—	55,729	55,729
Equity Investments	—	—	100,355	100,355
Structured Credit Investments	—	—	111,928	111,928
Total Investments	$—	$—	$2,651,286	$2,651,286
Derivative assets(1)	—	344	—	344
Total				$2,651,630
(1)As of September 30, 2026 and December 31, 2025, derivative assets consisted of forward currency contracts.
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2026, there were transfers of $276 out of Level 3 and no transfers into Level 3. For the nine months ended September 30, 2025, there were no transfers between levels.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Investment Funds	Total
Balance, beginning of period	$2,487,074	$42,469	$116,349	$95,649	$7,710	$2,749,251
Purchases	91,404	289	1,694	—	4,223	97,610
Sales	(950)	—	(9,393)	(1,267)	(585)	(12,195)
Paydowns	(98,456)	—	(7,776)	—	—	(106,232)
Accretion of discount	1,757	33	18	1	—	1,809
Net realized gains (losses)	(1,679)	—	445	112	—	(1,122)
Net change in unrealized appreciation (depreciation)	1,812	255	92	(1,241)	—	918
Balance, end of period	$2,480,962	$43,046	$101,429	$93,254	$11,348	$2,730,039
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(106)	$255	$(75)	$(1,139)	$—	$(1,065)

	Financial Assets
	Nine Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Investment Funds	Total
Balance, beginning of period	$2,383,274	$55,729	$100,355	$111,928	$—	$2,651,286
Purchases	561,012	770	24,634	—	12,333	598,749
Sales	(24,069)	—	(10,690)	(15,471)	(985)	(51,215)
Paydowns	(382,483)	(11,693)	(8,378)	—	—	(402,554)
Accretion of discount	5,880	164	54	(1)	—	6,097
Net realized gains (losses)	(15,211)	—	811	1,520	—	(12,880)
Net change in unrealized appreciation (depreciation)	(47,441)	(1,924)	(5,081)	(4,722)	—	(59,168)
Transfers Out of Level 3	—	—	(276)	—	—	(276)
Balance, end of period	$2,480,962	$43,046	$101,429	$93,254	$11,348	$2,730,039
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(61,130)	$(1,855)	$(2,330)	$(3,104)	$—	$(68,419)

	Financial Assets
	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of period	$1,996,615	$51,987	$87,611	$112,663	$2,248,876
Purchases	284,885	683	8,018	—	293,586
Sales	(32,923)	—	(7,164)	—	(40,087)
Paydowns	(58,244)	—	—	—	(58,244)
Accretion of discount	1,821	33	87	—	1,941
Net realized gains (losses)	(18,889)	—	—	—	(18,889)
Net change in unrealized appreciation (depreciation)	11,051	1,634	(23)	595	13,257
Balance, end of period	$2,184,316	$54,337	$88,529	$113,258	$2,440,440
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(6,287)	$1,634	$(23)	$594	$(4,082)

	Financial Assets
	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Total
Balance, beginning of period	$1,720,761	$92,724	$75,313	$62,471	$1,951,269
Purchases	833,660	2,576	17,179	48,584	901,999
Sales	(33,247)	(2,599)	(7,832)	—	(43,678)
Paydowns	(329,416)	(38,180)	—	—	(367,596)
Accretion of discount	6,820	814	165	3	7,802
Net realized gains (losses)	(18,827)	(18,011)	29	—	(36,809)
Net change in unrealized appreciation (depreciation)	4,565	17,013	3,675	2,200	27,453
Balance, end of period	$2,184,316	$54,337	$88,529	$113,258	$2,440,440
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(7,607)	$(346)	$3,663	$2,199	$(2,091)
The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:
Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Investment Adviser carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.
Investments in debt securities that do not have sufficient coverage through the enterprise value analysis are valued based on an expected probability of default and discount recovery analysis.
Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing on indicative quotes, which includes quotes from pricing services, brokers, or counterparties as well as recent transaction prices.
Investments in equities are generally valued using a market approach and/or an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The income approach typically uses a discounted cash flow analysis of the portfolio company. Investments in equity securities may also be valued using consensus pricing on indicative quotes, which includes quotes from pricing services, brokers, or counterparties as well as recent transaction prices.
Investments in Structured Credit Partners Class A and Class B membership interests are valued using discounted cash flow analysis with the expected discount rate, default rate and recovery rate of principal and interest.
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2026 and December 31, 2025:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average(1)
	September 30, 2026			Low	High
Investments in First Lien Debt	$2,310,333	Discounted Cash Flow	Discount Rate	7.79%	24.98%	10.48%
	94,900	Consensus Pricing	Indicative Quotes	6.75%	99.00%	91.66%
	75,729	Income Approach	Discount Rate	9.46%	34.45%	13.18%
		Market Approach	Comparable Multiple	3.30x	13.75x	9.10x
Total First Lien Debt	2,480,962
Investments in Second Lien Debt	31,927	Discounted Cash Flow	Discount Rate	14.32%	22.11%	17.34%
	11,049	Consensus Pricing	Indicative Quotes	84.75%	98.00%	84.79%
	70	Income Approach	Discount Rate	9.46%	9.46%	9.46%
Total Second Lien Debt	43,046
Investments in Structured Credit	93,254	Consensus Pricing	Indicative Quotes	84.31%	100.72%	96.10%
Total Structured Credit Investments	93,254
Investments in Equities	57,279	Income Approach	Discount Rate	8.97%	14.47%	10.85%
	46	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
	44,104	Market Approach	Comparable Multiple	8.00x	18.75x	10.22x
Total Equity Investments	101,429
Investments in Investment Funds	11,348	Discounted Cash Flow	Discount Rate	14.00%	14.00%	14.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	11,348
Total Level 3 Investments	$2,730,039
(1)Weighted average is calculated by weighting the values of unobservable inputs by the relative fair values of the applicable investments.

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average(1)
	December 31, 2025			Low	High
Investments in First Lien Debt	$2,016,100	Discounted Cash Flow	Discount Rate	5.54%	23.90%	9.38%
	302,746	Consensus Pricing	Indicative Quotes	64.38%	100.00%	97.63%
	64,428	Income Approach	Discount Rate	11.06%	14.55%	11.97%
		Market Approach	Comparable Multiple	8.50x	11.50x	9.26x
Total First Lien Debt	2,383,274
Investments in Second Lien Debt	43,680	Discounted Cash Flow	Discount Rate	10.89%	17.22%	13.85%
	11,984	Consensus Pricing	Indicative Quotes	92.19%	92.19%	92.19%
	65	Income Approach	Discount Rate	13.35%	13.35%	13.35%
Total Second Lien Debt	55,729
Investments in Structured Credit	111,928	Consensus Pricing	Indicative Quotes	95.03%	101.13%	99.30%
Total Structured Credit Investments	111,928
Investments in Equity	37,832	Income Approach	Discount Rate	12.34%	16.16%	13.42%
	62,523	Market Approach	Comparable Multiple	3.00x	21.25x	11.34x
Total Equity Investments	100,355
Total Level 3 Investments	$2,651,286
(1)Weighted average is calculated by weighting the values of unobservable inputs by the relative fair values of the applicable investments.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates, indicative quotes and comparable EBITDA multiples. The significant unobservable inputs used in the fair value measurement of the Company’s investments in equities are discount rates and comparable EBITDA multiples. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in indicative quotes or comparable EBITDA multiples in isolation would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s structured credit investments are indicative quotes. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s investments in the member’s interest of Structured Credit Partners are the discount rate, default rate and recovery rate. Significant increases in the discount rate or default rate in isolation would result in a significantly lower fair value measurement. A significant decrease in the recovery rate in isolation would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities and 2024-1 Debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
SPV Credit Facility	$452,823	$452,823	$388,750	$388,750
SPV2 Credit Facility	330,000	330,000	330,000	330,000
2024-1 Aaa/AAA Class A-1 Notes	92,500	92,514	92,500	92,826
2024-1 Aaa/AAA Class A-L1 Notes	104,000	104,016	104,000	104,366
2024-1 Aaa/AAA Class A-L2 Notes	50,000	50,008	50,000	50,176
2024-1 Aaa/AAA Class A-2 Notes	17,000	17,007	17,000	17,061
2024-1 Aaa/AAA Class B Notes	25,500	25,508	25,500	25,504
Total	$1,071,823	$1,071,876	$1,007,750	$1,008,683
The carrying values of the secured borrowings under the Credit Facilities generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.

The carrying value of the 2024-1 Debt approximates their fair value. The 2024-1 Debt is categorized as Level 3 within the hierarchy and is valued generally using market quotation(s) received from broker/dealer(s), which are significant unobservable inputs.
The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 26, 2017, Old CARS entered into an investment advisory agreement (the “Original Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Original Investment Advisory Agreement was two years from June 26, 2017 and renewed automatically for successive annual periods with the specific approval of the Board of Directors, including the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”). On October 11, 2021, the Board, including all of its Independent Directors, reviewed and approved the terms of an investment advisory agreement for an initial term of two years, conditional upon stockholders’ approval of the proposal to convert the Company to a perpetual life BDC as discussed above. On January 21, 2022, stockholders approved such investment advisory agreement, which the Company entered into effective as of the date of such approval (such agreement, as amended from time to time and, for periods at and after the Reorganization, together with the new investment advisory agreement entered into on November 4, 2026 and described below, as applicable, the “Investment Advisory Agreement”).
Pursuant to the Investment Advisory Agreement, and subject to the overall supervision of the Board of Trustees, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a management fee and an incentive fee.
The management fee is calculated and payable quarterly in arrears at an annual rate of 1.00% of the Company’s net asset value as of the end of the immediately preceding calendar quarter (as adjusted for capital called, dividends reinvested, distributions during the quarter and issuer share repurchases made during the current calendar quarter).
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 12.5% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.25% per quarter (5.0% annualized), or “hurdle rate,” and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees, provided that no incentive fee on capital gains is payable to the Investment Adviser unless cumulative total return exceeds a 7.0% annual return on weighted average cumulative capital called less cumulative distributions categorized as Returned Capital. “Returned Capital” means (i) any portion of distributions made by the Company to an investor which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) (but not in excess of the cost of any such investment) or (B) a return of such investor's capital contributions to the Company, as determined by the Board of Trustees, and/or (ii) any amount drawn down by the Company from unused capital commitments to pay management fees, incentive fees or Company expenses.
On April 29, 2026, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Investment Advisory Agreement with the Investment Adviser for an additional one year term.
On November 4, 2026, in connection with the Reorganization, the Company entered into a new investment advisory agreement with the Investment Adviser on substantially the same terms as the investment advisory agreement applicable to Old CARS immediately before the Reorganization, including the management fee and incentive fee arrangements described above. The Board of Trustees, including a majority of the trustees who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Trustees”), and the Company’s sole shareholder approved the new investment advisory agreement on September 8, 2026. The new investment advisory agreement has an initial term of two years and, unless terminated earlier, renews automatically for successive annual periods thereafter, provided that such continuance is specifically approved at least annually by the vote of the Board of Trustees and by the vote of a majority of the Independent Trustees. The Investment Advisory Agreement may be terminated without penalty upon at least 60 days’ written notice by a majority of the outstanding voting securities, the Board of Trustees or the Investment Adviser, and terminates automatically upon its assignment.
Below is a summary of the base management fees and incentive fees incurred during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Base management fees	$4,254	$3,641	$12,618	$10,896
Incentive fees	5,473	5,118	16,410	15,236
Total base management fees and incentive fees	$9,727	$8,759	$29,028	$26,132
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2026 and 2025, there were no accrued or realized capital gains incentive fees.
As of September 30, 2026 and December 31, 2025, $9,727 and $10,013, respectively, was included in management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

On June 26, 2017, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals. On November 4, 2026, in connection with the Reorganization, the Investment Adviser entered into a new personnel agreement with Carlyle Employee Co. on substantially the same terms as the personnel agreement in effect immediately before the Reorganization.
Administration Agreement
On April 18, 2017, Old CARS entered into an administration agreement (together with the new administration agreement described below, for periods after the Reorganization as applicable, the “Administration Agreement”) with the Administrator. On April 29, 2026, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for an additional one year term.
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the three and nine months ended September 30, 2026, the Company incurred $710 and $1,927, respectively, in fees under the Administration Agreement. For the three and nine months ended September 30, 2025, the Company incurred $593 and $1,186, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $1,622 and $1,339, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On November 4, 2026, in connection with the Reorganization, the Company entered into a new administration agreement with the Administrator on substantially the same terms as the administration agreement applicable to Old CARS immediately before the Reorganization, including the administrative fee arrangements described above. The new administration agreement was approved on September 8, 2026 and has an initial term of two years. Unless terminated earlier, it renews automatically for successive annual periods thereafter, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Trustees or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Trustees. The new administration agreement may not be assigned by a party without the consent of the other party, subject to an exception for certain changes in the Company’s legal form, and may be terminated without penalty upon 60 days’ written notice by the Board of Trustees, by a vote of a majority of the outstanding voting securities of the Company or by the Administrator.
Sub-Administration Agreements
On June 26, 2017, the Administrator entered into sub-administration agreements with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreements”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. provides the Administrator with access to personnel.
On June 22, 2017, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”).
Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Trustees or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Trustees. On April 29, 2026, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Sub-Administration Agreements for an additional one year term.
On November 4, 2026, in connection with the Reorganization, the Administrator entered into a new sub-administration agreement with Carlyle Employee Co. relating to the Company on substantially the same terms as the Carlyle Sub-Administration Agreements in effect immediately before the Reorganization. In addition, in connection with the Reorganization, the Administrator assigned to the Company all of Old CARS's rights, interests, duties and obligations under the State Street Sub-Administration Agreement. The State Street Sub-Administration Agreement otherwise remains unchanged and State Street continues to provide sub-administrative services in connection with the administration of the Company.
For the three and nine months ended September 30, 2026, the Company incurred $317 and $792, respectively, in fees under the State Street Sub-Administration Agreement. For the three and nine months ended September 30, 2025, the Company incurred $276 and $783, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $1,052 and $552, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Distribution and Servicing Plan
On December 11, 2025, the Company’s Board of Directors approved a distribution and servicing plan (together with the new distribution and servicing plan described below, as applicable the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays TCG Capital Markets L.L.C. (“TCG”), the placement agent (the “Placement Agent”), with respect to Class S, Class D and Class I shares on an annualized basis as a percentage of the Company’s net asset value for such class. No shareholder servicing or distribution fees will be paid with respect to Class I shares.

Class of Shares of Common Stock	Shareholder Servicing and/or Distribution Fee as a % of Net Asset Value
Class I Shares	N/A
Class S Shares	0.85%
Class D Shares	0.25%
The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the net asset value of the applicable class as of the beginning of the first calendar day of the month and subject to Financial Industry Regulatory Authority, Inc. and other limitations on underwriting compensation.
The Placement Agent will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to shares of Class S and Class D common stock are calculated based on the aggregate net asset value for all of the outstanding shares of each such class, it reduces the net asset value with respect to all shares of each such class, including shares issued under the Company’s dividend reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to shares of Class S or Class D common stock: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Placement Agent will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase and are similar to commissions.
No shares of Class S or Class D common stock were issued or outstanding during the nine months ended September 30, 2026. Accordingly, the Company did not accrue any distribution and/or shareholder servicing fees attributable to shares of Class S or Class D common stock.
On November 4, 2026, in connection with the Reorganization, and following approval by the Company’s Board of Trustees, the Company adopted a distribution and servicing plan on substantially the same terms as the distribution and servicing plan applicable to Old CARS immediately before the Reorganization, including the shareholder servicing and/or distribution fee arrangements described above.
Placement Agent Agreement
On January 30, 2026, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with TCG. Pursuant to the Placement Agent Agreement, no upfront transaction fee will be paid with respect to shares of Class I, Class S or Class D common stock, however, if shareholders purchase shares of Class S or Class D common stock through certain financial intermediaries, they may directly charge shareholders transaction fees or other fees.
On November 4, 2026, in connection with the Reorganization, the Company entered into a new placement agent agreement with TCG on substantially the same terms as the placement agent agreement applicable to Old CARS immediately before the Reorganization, including the fee arrangements described above.
The Placement Agent Agreement may be terminated at any time, without the payment of any penalty, by the Company or TCG with 60 days’ written notice. The Placement Agent Agreement will automatically terminate in the event of its assignment, as defined in the Investment Company Act.
Board of Directors
Prior to the Reorganization, the Company’s Board of Directors consisted of seven members, four of whom were Independent Directors. The Board of Directors had established an Audit Committee and a Pricing Committee.
Following the Reorganization, the Company’s Board of Trustees consists of the same individuals who served on the Company’s Board of Directors immediately before the Reorganization, four of whom are Independent Trustees. The Board of Trustees has established an Audit Committee and a Pricing Committee, and may establish additional committees in the future. For the three and nine months ended September 30, 2026, the Company incurred $107 and $328, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. For the three and nine months ended September 30, 2025, the Company incurred $109 and $299, respectively, in fees and expenses associated with its directors’ services on the Company’s Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, no fees or expenses associated with its directors were payable. See Note 14, Reorganization, to these unaudited consolidated financial statements for further information.
Reorganization
In connection with the completion of the Reorganization, the Investment Adviser agreed to bear costs associated with the Reorganization, including legal, accounting, printing, filing, solicitation and other transaction-related expenses.

5. STRUCTURED CREDIT PARTNERS JV, LLC
Overview
On December 23, 2025, the Company and CGBD, an affiliated BDC of the Company, together with Sixth Street (collectively the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in the Company’s unaudited consolidated financial statements. Structured Credit Partners primarily invests in broadly syndicated loans and is co-managed by Carlyle and Sixth Street. The investments are financed by financing subsidiaries that include warehouses and collateralized loan obligations. It is the intention of the SCP Members that Structured Credit Partners’ capital be allocated over time approximately equally among financing subsidiaries managed by affiliates of the Company and affiliates of Sixth Street.
Structured Credit Partners is managed by eight board members, with each SCP Member having equal representation. Establishing a quorum for Structured Credit Partners’ board of managers requires at least four members to be present, including at least one representative appointed by each SCP Member, and actions of the board generally require unanimous approval of all members present at a meeting at which a quorum is established. The SCP Members hold equal voting interests through non-economic Class A membership interests, and economic interests are held through Class B and Class C membership interests, with economic ownership determined based on funded capital contributions. Capital contributions are made pursuant to board-approved capital calls, and no SCP Member is required to fund capital in excess of its capital commitment. In accordance with their respective economic interests, the SCP Members indirectly bear their allocable share of all expenses and other obligations of Structured Credit Partners.
Together with the other SCP Members, the Company co-invests through Structured Credit Partners. Investment opportunities for Structured Credit Partners are sourced primarily by affiliates of the SCP Members. Portfolio and investment decisions with respect to Structured Credit Partners must be unanimously approved by a quorum of Structured Credit Partners’ investment committee consisting of an equal number of representatives appointed by the Carlyle-affiliated SCP Members and the Sixth Street-affiliated SCP Members. Therefore, because the Company does not own more than 25% of the voting interests of Structured Credit Partners, the Company does not believe that it has control over Structured Credit Partners for accounting purposes or for purposes of the Investment Company Act.
Structured Credit Partners entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Structured Credit Partners, pursuant to which the administrative agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Structured Credit Partners with board approval, and is reimbursed by Structured Credit Partners for its costs, expenses, and allocable overhead incurred in performing its obligations thereunder.
Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership. As of September 30, 2026, the Company has $138,653 of unfunded commitments. The Class A, Class B, and Class C memberships are as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
CARS	$1	$1	$15,000	$11,347	$135,000	$—
Carlyle Secured Lending, Inc.	1	1	135,000	102,124	15,000	—
Sixth Street	2	2	150,000	113,471	150,000	—
Total	$4	$4	$300,000	$226,942	$300,000	$—
As of September 30, 2026, Structured Credit Partners had six subsidiaries. The wholly owned subsidiaries include Carlyle US CLO 2026-3, Ltd., a Cayman Islands Corporation and originally incorporated as Carlyle US CLO 2026-A Ltd., which was formed on December 23, 2025; Carlyle US CLO 2026-B, Ltd., a Cayman Islands Corporation, which was formed on January 2, 2026; Carlyle US CLO 2026-D, Ltd., a Cayman Islands Corporation, which was formed on March 5, 2026; Sixth Street CLO 32 Ltd., a Cayman Islands Corporation and originally incorporated as Sixth Street SCP Warehouse 2, Ltd., which was formed on January 14, 2026; and Sixth Street CLO 33 Ltd., a Cayman Islands Corporation and originally incorporated as Sixth Street SCP Warehouse 3, Ltd., which was formed on January 14, 2026. Sixth Street SCP Warehouse 4, Ltd. is a majority owned subsidiary, which was formed on February 3, 2026. Each subsidiary primarily invests in broadly syndicated loans. In accordance with U.S. GAAP, Structured Credit Partners consolidates subsidiaries over which it has a controlling financial interest in its unaudited consolidated financial statements, commencing from the date of their respective formation.

Below is certain summarized consolidated financial information for Structured Credit Partners as of September 30, 2026.

As of
September 30, 2026
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $2,138,270)	$2,135,823
Cash and cash equivalents(1)	460,529
Other assets	31,896
Total assets	$2,628,248
LIABILITIES AND EQUITY
Debt and secured borrowings	$1,991,070
Dividend payable	14,850
Accrued expenses and other liabilities	396,839
Members’ Equity(2)	224,023
Non-controlling interest(3)	1,466
Total liabilities and equity	$2,628,248
(1)As of September 30, 2026, $39,609 of cash and cash equivalents was restricted.
(2)As of September 30, 2026, the fair value of the Company’s ownership interest in the members’ equity was $11,348.
(3)As of September 30, 2026, a third-party investor had a 5% economic interest in Sixth Street SCP Warehouse 4, Ltd., a consolidated subsidiary of Structured Credit Partners.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Selected Consolidated Statements of Operations Information:	(unaudited)	(unaudited)
Total investment income	$27,942	$51,515
Expenses
Interest expense and credit facility fees	18,169	35,142
Other expenses	404	1,572
Total expenses	18,573	36,714
Net investment income (loss)	9,369	14,801
Net realized gain (loss) on investments	133	266
Net change in unrealized appreciation (depreciation) on investments	2,291	(2,447)
Net increase (decrease) resulting from operations	11,793	12,620
Less: Net increase (decrease) resulting from operations attributable to non-controlling interest	36	23
Net increase (decrease) resulting from operations attributable to Structured Credit Partners JV, LLC	$11,757	$12,597
Below is a summary of Structured Credit Partners’ portfolio as of September 30, 2026:

As of
September 30, 2026
Total Investments(1)	$2,157,543
Number of portfolio companies in Structured Credit Partners	461
Average amount per portfolio company(1)	$4,680
Floating rate loans(2)	99.6%
(1)At par/principal amount.
(2)Percent of total investments at fair value.

The industry and geography composition of investments as of September 30, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$82,517	$82,555	3.9%
Auto Aftermarket & Services	66,097	66,009	3.1
Beverage & Food	64,031	63,940	3.0
Business Services	256,298	256,465	12.0
Capital Equipment	117,964	118,019	5.5
Chemicals, Plastics & Rubber	35,392	35,540	1.7
Construction & Building	127,853	127,274	6.0
Consumer goods: Durable	40,008	39,997	1.9
Consumer goods: Non-durable	49,757	49,781	2.3
Consumer Services	138,343	138,534	6.5
Containers, Packaging & Glass	57,202	57,368	2.7
Diversified Financial Services	252,087	249,538	11.7
Energy: Electricity	29,905	29,850	1.4
Energy: Oil & Gas	33,698	33,774	1.6
Environmental Industries	36,189	36,211	1.7
Forest Products & Paper	8,624	8,620	0.4
Healthcare & Pharmaceuticals	135,146	135,332	6.3
High Tech Industries	144,844	145,952	6.8
Leisure Products & Services	102,719	101,895	4.8
Media: Advertising, Printing & Publishing	16,830	16,917	0.8
Media: Broadcasting & Subscription	22,134	22,163	1.0
Media: Diversified & Production	33,681	33,946	1.6
Metals & Mining	3,971	3,992	0.2
Retail	41,253	41,108	1.9
Sovereign & Public Finance	13,084	13,122	0.6
Telecommunications	19,748	19,574	0.9
Transportation: Cargo	8,306	8,449	0.4
Transportation: Consumer	38,724	38,230	1.8
Utilities: Electric	11,155	11,191	0.5
Utilities: Oil & Gas	4,874	4,920	0.2
Wholesale	145,836	145,557	6.8
Total	$2,138,270	$2,135,823	100.0%

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,981	$2,006	0.1%
Austria	2,054	2,044	0.1
Canada	21,334	21,171	1.0
France	10,609	10,619	0.5
Germany	13,422	13,518	0.6
Ireland	885	843	0.0
Luxembourg	24,574	24,686	1.2
Netherlands	23,521	23,636	1.1
United Kingdom	31,300	30,834	1.5
United States	2,008,590	2,006,466	93.9
Total	$2,138,270	$2,135,823	100.0%

Debt
Structured Credit Partners and its subsidiaries are party to separate credit facilities and CLOs, as listed below. The following table details the principal amount and carrying amount of Structured Credit Partners’ debt and secured borrowings as of September 30, 2026.

As of
September 30, 2026
Carlyle US CLO 2026-3, Ltd.	$642,250
Carlyle US CLO 2026-B, Ltd.	138,971
Carlyle US CLO 2026-D, Ltd.	—
Sixth Street CLO 32, Ltd.	552,000
Sixth Street CLO 33, Ltd.	552,000
Sixth Street SCP Warehouse 4, Ltd.	112,358
Total Principal Amount Outstanding	1,997,579
Less: unamortized debt issuance costs	(6,509)
Total Carrying Value	$1,991,070

As of September 30, 2026, Structured Credit Partners and its subsidiaries were in compliance with all covenants and other requirements of their respective credit facility agreements. On a weighted average basis, the credit facilities bear interest at a spread of SOFR + 1.10%. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Carlyle US CLO 2026-B, Ltd.	Carlyle US CLO 2026-D, Ltd.	Sixth Street SCP Warehouse 4, Ltd.	Total
Three Months Ended September 30, 2026
Outstanding borrowings, beginning of period	$76,243	$—	$18,547	$94,790
Borrowings	62,728	—	93,811	156,539
Repayments	—	—	—	—
Outstanding borrowings, end of period	$138,971	$—	$112,358	$251,329
Nine Months Ended September 30, 2026
Outstanding borrowings, beginning of period	$—	$—	$—	$—
Borrowings	138,971	—	112,358	251,329
Repayments	—	—	—	—
Outstanding borrowings, end of period	$138,971	$—	$112,358	$251,329
On April 22, 2026, Sixth Street SCP Warehouse 2, Ltd. closed as Sixth Street CLO 32, Ltd. upon the issuance of the Sixth Street CLO 32, Ltd.’s rated and subordinated notes. Sixth Street CLO 32, Ltd. has a reinvestment period ending on April 21, 2031 and a final maturity date of April 21, 2039. On April 30, 2026, Carlyle US CLO 2026-A Ltd. closed as Carlyle US CLO 2026-3, Ltd. upon the issuance of the Carlyle US CLO 2026-3 Ltd.’s rated and subordinated notes. Carlyle US CLO 2026-3 Ltd. has a reinvestment period ending on April 15, 2031 and a final maturity date of April 15, 2039. On September 28, 2026, Sixth Street SCP Warehouse 3, Ltd. closed as Sixth Street CLO 33, Ltd. upon the issuance of the Sixth Street CLO 33, Ltd.’s rated and subordinated notes. Sixth Street CLO 33, Ltd. has a reinvestment period ending on October 21, 2031 and a final maturity date of October 21, 2039.

The following tables summarize the terms of the securitizations and principal amount outstanding as of September 30, 2026:

Carlyle US CLO 2026-3, Ltd.
				As of
Debt Tranche	Credit Rating	Reference Rate	Spread	September 30, 2026
A-1	AAA	SOFR	1.16%	$441,000
A-2	AAA	SOFR	1.50%	21,000
B	AA	SOFR	1.60%	68,250
C	A	SOFR	1.80%	40,250
D	BBB	SOFR	3.00%	45,500
E	BB	SOFR	6.00%	26,250
Total Principal Amount Outstanding				642,250
Less: unamortized debt issuance costs				(1,866)
Total Carrying Value				$640,384

Sixth Street CLO 32, Ltd.
				As of
Debt Tranche	Credit Rating	Reference Rate	Spread	September 30, 2026
A-1	AAA	SOFR	1.17%	$378,000
A-2	AAA	SOFR	1.50%	24,000
B	AA	SOFR	1.65%	54,000
C	A	SOFR	1.95%	36,000
D	BBB	SOFR	3.10%	36,000
D-2	BBB	SOFR	4.10%	4,500
E	BB	SOFR	6.00%	19,500
Total Principal Amount Outstanding				552,000
Less: unamortized debt issuance costs				(2,311)
Total Carrying Value				$549,689

Sixth Street CLO 33, Ltd.
				As of
Debt Tranche	Credit Rating	Reference Rate	Spread	September 30, 2026
A-1	AAA	SOFR	1.20%	$360,000
A-2	AAA	SOFR	1.40%	36,000
B	AA	SOFR	1.45%	60,000
C-1	A+	SOFR	1.65%	36,000
C-2	A	SOFR	2.05%	9,000
D-1	BBB+	SOFR	2.30%	27,000
D-2	BBB-	SOFR	3.90%	9,000
E	BB-	SOFR	4.95%	15,000
Total Principal Amount Outstanding				552,000
Less: unamortized debt issuance costs				(2,332)
Total Carrying Value				$549,668
6. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency risk exposures. Below is a summary of the outstanding forward currency contracts as of September 30, 2026 and December 31, 2025.

As of September 30, 2026
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$10,263	C$	13,935	$279
Barclays Bank PLC	$49,549		€41,173	2,412
Barclays Bank PLC	$53,091		£39,699	420
Barclays Bank PLC	£1,169		$1,561	(10)
Barclays Bank PLC	€25		$29	0
Barclays Bank PLC	$14,946	NOK	141,831	228
Barclays Bank PLC	$8,699	SEK	79,700	635
				$3,964

As of December 31, 2025
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$10,472	C$	14,211	$(64)
Barclays Bank PLC	$91,278		€76,286	674
Barclays Bank PLC	$42,363		£31,671	(277)
Barclays Bank PLC	£1,230		$1,642	11
				$344
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, with respect to forward currency contracts, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (“Barclays”). The ISDA Master Agreement is a bilateral agreement between the Company and Barclays that governs over-the-counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement with Barclays permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of Barclays.
For financial reporting purposes, any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement are included in cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the ISDA Master Agreement are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the ISDA Master Agreement are included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the forward currency contracts on the unaudited consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of September 30, 2026 and December 31, 2025. Refer to Note 3, Fair Value

Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivative instruments.

As of	Counterparty	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
September 30, 2026	Barclays Bank PLC	$4,115	$(151)	$3,964	$—	$3,964

As of	Counterparty	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
December 31, 2025	Barclays Bank PLC	$963	$(619)	$344	$—	$344
7. BORROWINGS

SPV and SPV2 are party to the SPV Credit Facility and SPV2 Credit Facility, respectively, as described below. In accordance with the Investment Company Act, as of September 30, 2026 the Company was only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, was at least 200% after such borrowing. Following the Reorganization, the Company is subject to a minimum asset coverage requirement of 150% under Section 61(a)(2) of the Investment Company Act, which was approved by the Company’s sole shareholder prior to the completion of the Reorganization. As of September 30, 2026 and December 31, 2025, asset coverage was 262.5% and 275.2%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facilities.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of September 30, 2026 and December 31, 2025.

	As of
	September 30, 2026	December 31, 2025
SPV Credit Facility	$452,823	$388,750
SPV2 Credit Facility	330,000	330,000
2024-1 Debt	289,000	289,000
Total principal amount outstanding	1,071,823	1,007,750
Less: unamortized debt issuance costs	(1,796)	(1,916)
Total carrying value	$1,070,027	$1,005,834
SPV Credit Facility
SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender on April 1, 2019, which was most recently amended on October 27, 2026, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $500,000 as of September 30, 2026, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. Effective December 12, 2025, June 12, 2026, and October 27, 2026, the total commitments increased from $300,000 to $400,000, from $400,000 to $500,000, and from $500,000 to $600,000, respectively. The October 27, 2026 amendment also provides for a further increase of total commitments from $600,000 to $700,000 effective January 20, 2027, or on such earlier date as may be agreed. The SPV Credit Facility has a revolving period through October 15, 2028 (October 15, 2026 prior to the August 26, 2025 amendment), and a maturity date of April 3, 2030 (April 3, 2028 prior to the August 26, 2025 amendment), with one one-year extension option, subject to SPV’s and the lender’s consent. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.06% per year. Effective October 27, 2026, borrowings will bear interest at SOFR plus 2.00% per year. SPV also pays a fee of 0.75% per year on unused amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of SPV. Effective on August 26, 2025, CARS Lux Finance, a wholly owned subsidiary of the SPV, became party to the SPV Credit Facility.

Below is a summary of the borrowings and repayments under the SPV Credit Facility for the three and nine months ended September 30, 2026 and 2025, and the outstanding balances under the SPV Credit Facility for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding borrowings, beginning of period	$443,338	$291,407	$388,750	$164,732
Borrowings	145,793	34,827	702,784	327,271
Repayments	(135,430)	(31,034)	(634,714)	(205,644)
Foreign currency translation	(878)	(533)	(3,997)	8,308
Outstanding borrowings, end of period	$452,823	$294,667	$452,823	$294,667
The SPV Credit Facility consisted of the following as of September 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
September 30, 2026	$500,000	$452,823	$47,177	$47,177
December 31, 2025	$400,000	$388,750	$11,250	$11,250
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and credit facility fees of the SPV Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$6,253	$4,266	$14,204	$10,689
Facility unused commitment fee	162	48	647	403
Amortization of deferred financing costs	320	242	839	692
Total interest expense and credit facility fees	$6,735	$4,556	$15,690	$11,784
Cash paid for interest expense and credit facility fees	$5,517	$3,833	$12,174	$7,901
Weighted average debt principal outstanding	$442,748	$285,622	$350,256	$229,493
Weighted average interest rate(1)	5.59%	5.85%	5.37%	6.14%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of September 30, 2026 and December 31, 2025, the components of interest and credit facility fees payable of the SPV Credit Facility were as follows:

	As of
	September 30, 2026	December 31, 2025
Interest expense payable	$5,137	$2,271
Unused commitment fees payable	168	295
Other credit facility fees payable	293	301
Interest and credit facility fees payable	$5,598	$2,867
Weighted average interest rate	5.56%	5.50%
SPV2 Credit Facility
SPV2 entered into a senior secured revolving credit facility (as amended, the “SPV2 Credit Facility”, together with the SPV Credit Facility, the “Credit Facilities”) with a lender on May 13, 2020, which was most recently amended and restated on October 18, 2024, and may be further amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000 as of September 30, 2026, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 (March 7, 2025 prior to the October 18, 2024 amendment) and a maturity date of March 7, 2032 (March 7, 2030 prior to the October 18, 2024 amendment). Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. SPV2 pays a fee of 0.25% per year on unused amounts under the SPV2 Credit Facility. Payments under the SPV2 Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of SPV2.
Below is a summary of the borrowings and repayments under the SPV2 Credit Facility for the three and nine months ended September 30, 2026 and 2025, and the outstanding balances under the SPV2 Credit Facility for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding borrowings, beginning of period	$366,000	$252,000	$330,000	$55,000
Borrowings	17,000	234,000	118,000	456,000
Repayments	(53,000)	(6,000)	(118,000)	(31,000)
Outstanding borrowings, end of period	$330,000	$480,000	$330,000	$480,000
The SPV2 Credit Facility consisted of the following as of September 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
September 30, 2026	$550,000	$330,000	$220,000	$220,000
December 31, 2025	$550,000	$330,000	$220,000	$220,000
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and credit facility fees of the SPV2 Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$5,347	$6,232	$16,272	$11,409
Facility unused commitment fee	140	123	391	795
Amortization of deferred financing costs	229	229	687	687
Total interest expense and credit facility fees	$5,716	$6,584	$17,350	$12,891
Cash paid for interest expense and credit facility fees	$7,638	$3,992	$15,486	$8,629
Weighted average debt principal outstanding	$341,478	$356,543	$352,640	$218,692
Weighted average interest rate(1)	6.26%	6.84%	6.08%	6.88%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of September 30, 2026 and December 31, 2025, the components of interest and credit facility fees payable of the SPV2 Credit Facility were as follows:

	As of
	September 30, 2026	December 31, 2025
Interest expense payable	$1,325	$178
Unused commitment fees payable	35	5
Other credit facility fees payable	293	194
Interest and credit facility fees payable	$1,653	$377
Weighted average interest rate	6.29%	6.49%
Securitizations
On October 29, 2024, the Company completed the 2024-1 Debt Securitization. The 2024-1 Debt was issued by the 2024-1 Issuer, a wholly owned and consolidated subsidiary of the Company. The 2024-1 Debt Securitization was executed through a private placement of the 2024-1 Debt, consisting of $348,500 in notes and loans that were issued at par and are scheduled to mature in October 2037. As of September 30, 2026, the Company retained

$59,500 in the Class C and D notes. The Company received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for the Company’s contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt and the principal amount and carrying value as of September 30, 2026 and December 31, 2025:

				As of
2024-1 Debt Tranche(1)	Credit Rating	Reference Rate	Spread	September 30, 2026	December 31, 2025
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,796)	(1,916)
Total Carrying Value				$287,204	$287,084
(1)Excludes $59.5 million of Class C and D notes, which are rated A and BBB-, respectively, and accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively, and are retained by the Company.
The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the SPVs) to the 2024-1 Issuer pursuant to a contribution agreement. Future loan transfers from the Company to the 2024-1 Issuer will be made pursuant to a sale agreement and are subject to the approval of the Company’s Board of Trustees. Assets of the 2024-1 Issuer are not available to the creditors of the SPVs or the Company.
During the reinvestment period, pursuant to the indenture governing the 2024-1 Debt, all principal collections received on the underlying collateral may be used by the 2024-1 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager under a collateral management agreement (the “Collateral Management Agreement”) of the 2024-1 Issuer and in accordance with the Company’s investment strategy.
Pursuant to the Collateral Management Agreement, the 2024-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2024-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2024-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2024-1 Issuer for the three and nine months ended September 30, 2026 and 2025.
As of September 30, 2026, the 2024-1 Debt was secured by 62 investments with a total fair value of $410,893 and cash of $8,875. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2024-1 Debt.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and credit facility fees on the 2024-1 Debt were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$4,068	$4,467	$11,961	$13,214
Amortization of deferred financing costs and debt issuance costs	40	41	120	121
Total interest expense and credit facility fees	$4,108	$4,508	$12,081	$13,335
Cash paid for interest expense and credit facility fees	$3,949	$5,457	$11,987	$16,427
Weighted average debt principal outstanding	$289,000	$289,000	$289,000	$289,000
Weighted average interest rate(1)	5.56%	6.10%	5.51%	6.08%

(1)Includes amortization of deferred financing costs and debt issuance costs.
As of September 30, 2026 and December 31, 2025, $2,895 and $2,920, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of September 30, 2026 and December 31, 2025, the weighted average interest rates were 5.55% and 5.60%, respectively, based on benchmark rates.
8. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2026 and December 31, 2025:

	As of
Payment Due by Period	September 30, 2026	December 31, 2025
Less than one year	$—	$—
1-3 years	—	—
3-5 years	452,823	388,750
More than 5 years	619,000	619,000
Total	$1,071,823	$1,007,750
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of September 30, 2026 and audited consolidated financial statements as of December 31, 2025 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par / Principal Amount as of
	September 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$268,473	$250,388
Unfunded revolving loan commitments	173,091	158,139
Total unfunded commitments	$441,564	$408,527
As of September 30, 2026, the Company has unfunded commitments related to equity investments, including its investment in Structured Credit Partners, in the amount of $141,265. As of December 31, 2025 there were no unfunded commitments related to equity investments.
9. NET ASSETS
As of September 30, 2026 and December 31, 2025, the Company had the authority to issue 200,000,000 shares of Class I common stock, par value $0.01 per share, of which 96,718,547 and 93,812,679 Shares were issued and outstanding as of

September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had the authority to issue 50,000,000 shares of Class S common stock, par value $0.01 per share, and 50,000,000 shares of Class D common stock, par value $0.01 per share. There were no shares of Class S or Class D common stock outstanding as of September 30, 2026 and December 31, 2025.
Following the Reorganization, the Company has the authority to issue an unlimited number of common shares of beneficial interest, par value $0.001 per share, currently designated as Class I, Class S, and Class D shares.
Pursuant to an exemptive order from the SEC, the Company is permitted to issue in the New Continuous Offering multiple classes of shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. Each class of shares is subject to different fees and expenses. The Company may offer additional classes of shares in the future.
Share Issuances
New Continuous Offering
The following table summarizes total shares of common stock issued and proceeds related to capital activity during the nine months ended September 30, 2026 and 2025. There were no shares of Class S or Class D common stock issued for the periods presented.

	Shares Issued	Proceeds Received
Nine Months Ended September 30, 2025
January 1, 2025	640,973	$12,454
February 1, 2025	592,986	11,534
March 1, 2025	191,543	3,718
April 1, 2025	343,968	6,615
May 1, 2025	284,021	5,413
June 1, 2025	294,504	5,622
July 1, 2025	412,605	7,881
August 1, 2025	254,146	4,847
September 1, 2025	203,395	3,877
Total	3,218,141	$61,961
Nine Months Ended September 30, 2026
January 1, 2026	6,511,297	$122,543
February 1, 2026	801,534	15,077
March 1, 2026	353,591	6,555
April 1, 2026	2,074,963	38,158
May 1, 2026	637	12
June 1, 2026	322,258	5,865
July 1, 2026	2,904,955	52,318
August 1, 2026	920,180	16,600
September 1, 2026	569,592	10,282
Total	14,459,007	$267,410
On October 1, 2026, the Company accepted subscriptions in the amount of $11,841 with 657,447 Class I Shares issued as of such date. There were no shares of Class S or Class D common stock issued on October 1, 2026.

Dividend Reinvestment
The Company has adopted a dividend reinvestment plan, pursuant to which all cash dividends declared by the Board of Trustees are reinvested on behalf of common shareholders in Shares purchased in the New Continuous Offering who do not elect to receive their dividends on such Shares in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during the nine months ended September 30, 2026 and 2025. There were no shares of Class S or Class D common stock outstanding for the periods presented.

	Shares Issued	Total Consideration
Nine Months Ended September 30, 2025
January 17, 2025	72,192	$1,403
February 18, 2025	67,606	1,315
March 18, 2025	68,955	1,338
April 29, 2025	73,790	1,419
May 30, 2025	70,167	1,337
June 27, 2025	72,328	1,381
July 29, 2025	72,868	1,392
August 27, 2025	70,031	1,335
September 26, 2025	72,289	1,378
Total	640,226	$12,298
Nine Months Ended September 30, 2026
January 29, 2026	91,268	$1,717
February 26, 2026	85,305	1,605
March 27, 2026	87,707	1,626
April 28, 2026	90,980	1,673
May 27, 2026	86,043	1,582
June 26, 2026	76,208	1,388
July 29, 2026	76,021	1,369
August 27, 2026	76,236	1,375
September 28, 2026	76,211	1,376
Total	745,979	$13,711
Quarterly Tender Offers
In the second quarter of 2022, the Company commenced a quarterly liquidity program pursuant to which the Company conducted quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer was conducted, at a per Share price equal to the NAV per Share as of the last date of the quarter in which the Quarterly Tender Offer was conducted, less an early repurchase fee of 2% of the NAV of such Shares in the case of Shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. For purposes of determining the applicability of the early repurchase fee to Shares acquired in the Reorganization, such Shares will be credited with the holding period applicable to the shares of Old CARS exchanged for such Shares. On February 18, 2026, the Board of Directors approved an increase in the maximum number of Shares that may be repurchased through the Quarterly Tender Offers from 3.5% to 5.0% of the number of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted. Accordingly, the Company now expects to offer to repurchase up to 5.0% of such number of Shares in each Quarterly Tender Offer. However, the Board of Directors (or, following the Reorganization, the Board of Trustees) has the discretion to determine whether or not the Company will purchase Shares from shareholders, and the Company is not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, the Company does not engage in a quarterly tender offer in which the Company accepts for purchase 100% of properly tendered Shares (a “Qualifying Tender”), the Company generally will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to the Company continuing to use available funds and liquidity for certain purposes. As of September 30, 2026, the most recent Qualifying Tender was the Quarterly Tender Offer that commenced on September 21, 2026, with a cash payment date of October 27, 2026. Following the Reorganization, the Company expects to continue Quarterly

Tender Offers on the same terms and at the same frequency, subject to the Board of Trustees’ discretion as to whether and when to conduct tender offers.
The following summarizes the results of the Quarterly Tender Offers completed for the nine months ended September 30, 2026 and 2025. There were no shares of Class S or Class D Shares outstanding for the periods presented.

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Class I Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
January 31, 2025	3.5%	$19.43	December 31, 2024	$16,063	826,938	1.1%
April 28, 2025	3.5%	$19.23	March 31, 2025	$12,674	659,197	0.8%
July 29, 2025	3.5%	$19.10	June 30, 2025	$34,036	1,782,012	2.3%
October 29, 2025	3.5%	$19.03	September 30, 2025	$23,033	1,210,378	1.6%

Cash Payment Date(1)	Percentage of Outstanding Shares Offered to Repurchase(2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased(3)	Class I Shares Repurchased	Percentage of Outstanding Shares Repurchased(4)
January 30, 2026	3.5%	$18.82	December 31, 2025	$78,674	4,180,330	4.5%	(5)
April 29, 2026	5.0%	$18.39	March 31, 2026	$86,643	4,712,598	4.8%	(6)
July 30, 2026	5.0%	$18.01	June 30, 2026	$61,268	3,406,190	3.6%
October 27, 2026	5.0%	$18.01	September 30, 2026	$32,075	1,781,107	1.8%
(1)Cash payment date is the date the Company pays cash in repayment of promissory notes issued in exchange for shares acquired by the Company upon completion of the tender offer.
(2)Amounts do not include additional shares for which the Company reserved the right to purchase as part of the Quarterly Tender Offer.
(3)Amount repurchased is inclusive of early repurchase fees, if applicable.
(4)Percentage based on the total shares as of the Repurchase Pricing Date.
(5)Pursuant to Rule 13e-4(f)(1) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company accepted an additional 1,471,222 shares in the Quarterly Tender Offer that had a December 31, 2025 Repurchase Pricing Date, representing approximately 1.9% of its common stock outstanding as of September 30, 2025.
(6)Pursuant to Rule 13e-4(f)(1) of the Exchange Act, the Company accepted an additional 21,964 shares in the Quarterly Tender Offer that had a March 31, 2026 Repurchase Pricing Date, representing approximately 0.0% of its Shares outstanding as of December 31, 2025.

On September 21, 2026, the Company commenced a Quarterly Tender Offer pursuant to which the Company offered to repurchase up to 4,775,077 Shares, representing 5.0% of the number of Shares outstanding as of June 30, 2026. On October 19, 2026, the Quarterly Tender Offer expired and the Company accepted 1,781,107 Shares for purchase representing approximately 1.8% of the total number of Shares outstanding as of September 30, 2026. The purchase price of the Shares tendered is the Company’s NAV per Share as of September 30, 2026, or $18.01 per Share and was paid in full on October 27, 2026. In accordance with the terms of the Quarterly Tender Offer, a non-interest bearing, non-transferable and non-negotiable promissory note was issued to the Company’s stockholders that participated in the tender offer, which is being held on the stockholders’ behalf, entitling the tendering stockholders to receive payment in an aggregate amount equal to the NAV of the tendered Shares as of September 30, 2026 less the 2% early repurchase fee applicable to Shares that have not been outstanding for at least one year.

The following tables summarize capital activity during the three and nine months ended September 30, 2026:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Class I Shares	Amount
Balance, July 1, 2026	95,501,542	$955	$1,903,495	$17,771	$(116,323)	$(85,441)	$1,720,457
Common stock issued	4,394,727	44	79,155	—	—	—	79,199
Dividend reinvestment	228,468	2	4,118	—	—	—	4,120
Repurchase of common stock	(3,406,190)	(34)	(61,234)	—	—	—	(61,268)
Net investment income (loss)	—	—	—	38,341	—	—	38,341
Net realized gain (loss)	—	—	—	—	(181)	—	(181)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	1,351	1,351
Dividends declared	—	—	—	(40,302)	—	—	(40,302)
Balance, September 30, 2026	96,718,547	$967	$1,925,534	$15,810	$(116,504)	$(84,090)	$1,741,717

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Class I Shares	Amount
Balance, January 1, 2026	93,812,679	$938	$1,871,027	$31,000	$(104,993)	$(32,348)	$1,765,624
Common stock issued	14,459,007	145	267,265	—	—	—	267,410
Dividend reinvestment	745,979	7	13,704	—	—	—	13,711
Repurchase of common stock	(12,299,118)	(123)	(226,462)	—	—	—	(226,585)
Net investment income (loss)	—	—	—	114,522	—	—	114,522
Net realized gain (loss)	—	—	—	—	(11,511)	—	(11,511)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(51,742)	(51,742)
Dividends declared	—	—	—	(129,712)	—	—	(129,712)
Balance, September 30, 2026	96,718,547	$967	$1,925,534	$15,810	$(116,504)	$(84,090)	$1,741,717

The following tables summarize capital activity during the three and nine months ended September 30, 2025:

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2025	78,099,761	$781	$1,574,037	$43,261	$(69,665)	$(56,533)	$1,491,881
Common stock issued	870,146	9	16,595	—	—	—	16,604
Dividend reinvestment	215,189	2	4,103	—	—	—	4,105
Repurchase of common stock	(1,782,012)	(18)	(34,018)	—	—	—	(34,036)
Net investment income (loss)	—	—	—	35,862	—	—	35,862
Net realized gain (loss)	—	—	—	—	(22,850)	—	(22,850)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	19,229	19,229
Dividends declared	—	—	—	(37,787)	—	—	(37,787)
Balance, September 30, 2025	77,403,084	$774	$1,560,717	$41,336	$(92,515)	$(37,304)	$1,473,008

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2025	76,812,863	$768	$1,549,238	$48,343	$(52,331)	$(53,556)	$1,492,462
Common stock issued	3,218,141	32	61,928	—	—	—	61,960
Dividend reinvestment	640,226	7	12,291	—	—	—	12,298
Repurchase of common stock	(3,268,146)	(33)	(62,740)	—	—	—	(62,773)
Net investment income (loss)	—	—	—	106,719	—	—	106,719
Net realized gain (loss)	—	—	—	—	(40,184)	—	(40,184)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	16,252	16,252
Dividends declared	—	—	—	(113,726)	—	—	(113,726)
Balance, September 30, 2025	77,403,084	$774	$1,560,717	$41,336	$(92,515)	$(37,304)	$1,473,008
Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of shares outstanding for the period.
Basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$39,511	$32,241	$51,269	$82,787
Weighted-average shares outstanding	96,732,082	76,747,464	97,031,361	77,608,581
Basic and diluted earnings per Class I share	$0.41	$0.42	$0.53	$1.07

Dividends
The following table summarizes the Company’s dividends declared during the two most recent fiscal years and the current fiscal year to date. There were no shares of Class S or Class D common stock outstanding for the periods presented.

Date Declared	Record Date	Payment Date	Per Share Amount (Class I)
March 20, 2024	March 20, 2024	April 19, 2024	$0.51
June 18, 2024	June 18, 2024	July 19, 2024	$0.51
August 7, 2024	August 7, 2024	October 18, 2024	$0.21
September 25, 2024	September 25, 2024	October 18, 2024	$0.30
November 29, 2024	November 29, 2024	December 17, 2024	$0.32
December 18, 2024	December 18, 2024	January 17, 2025	$0.17
January 29, 2025	January 31, 2025	February 18, 2025	$0.16
February 26, 2025	February 28, 2025	March 18, 2025	$0.16
March 20, 2025	March 31, 2025	April 29, 2025	$0.17
April 24, 2025	April 30, 2025	May 30, 2025	$0.16
May 23, 2025	May 30, 2025	June 27, 2025	$0.16
June 17, 2025	June 30, 2025	July 29, 2025	$0.17
July 25, 2025	July 31, 2025	August 27, 2025	$0.16
August 25, 2025	August 29, 2025	September 26, 2025	$0.16
September 18, 2025	September 30, 2025	October 29, 2025	$0.17
October 28, 2025	October 31, 2025	November 25, 2025	$0.16
November 25, 2025	November 28, 2025	December 29, 2025	$0.16
December 18, 2025	December 31, 2025	January 29, 2026	$0.17
January 28, 2026	January 30, 2026	February 26, 2026	$0.16
February 25, 2026	February 27, 2026	March 27, 2026	$0.16
March 19, 2026	March 31, 2026	April 28, 2026	$0.17
April 24, 2026	April 30, 2026	May 27, 2026	$0.16
May 26, 2026	May 29, 2026	June 26, 2026	$0.14
June 17, 2026	June 30, 2026	July 29, 2026	$0.14
July 27, 2026	July 31, 2026	August 27, 2026	$0.14
August 26, 2026	August 31, 2026	September 28, 2026	$0.14
September 17, 2026	September 30, 2026	October 28, 2026	$0.14
On October 26, 2026, the Board of Directors declared a dividend of $0.14 per Class I Share, which is payable on or about November 25, 2026, to shareholders of record as of October 30, 2026.

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2026 and 2025. The amounts presented below are for Class I common stock and there were no shares of Class S or Class D common stock outstanding during the periods presented.

	Nine Months Ended September 30,
	2026	2025
Per Share Data:
Net asset value per share, beginning of period	$18.82	$19.43
Net investment income (loss)(1)	1.18	1.38
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(0.65)	(0.31)
Net increase (decrease) in net assets resulting from operations	0.53	1.07
Dividends declared(2)	(1.35)	(1.47)
Other(3)	0.01	—
Net asset value per share, end of period	$18.01	$19.03
Number of shares outstanding, end of period	96,718,547	77,403,084
Total return based on net asset value(4)	3.12%	5.70%
Net assets, end of period	$1,741,717	$1,473,008
Ratio to average net assets:(5)
Expenses before incentive fees	3.68%	3.75%
Expenses after incentive fees	4.61%	4.77%
Net investment income (loss)	6.52%	7.17%
Interest expense and credit facility fees	2.57%	2.56%
Ratios/Supplemental Data:
Asset coverage, end of period	262.50%	238.48%
Portfolio turnover	16.93%	18.92%
Weighted-average shares outstanding	97,031,361	77,608,581
(1)Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the date of the relevant transaction (refer to Note 9, Net Assets, to these unaudited consolidated financial statements).
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period.
(5)These ratios to average net assets have not been annualized.

11. SEGMENT REPORTING
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The chief operating decision maker (“CODM”) is the Company’s chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on a consolidated basis, primarily based on the Company’s net increase in net assets resulting from operations (“net income”). The CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions, strategic initiatives, and managing and assessing the Company’s portfolio. The CODM assesses performance for the segment and determines how to allocate resources based on net income. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected in the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of September 30, 2026 and December 31, 2025, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2026 and December 31, 2025.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine months ended September 30,
	September 30, 2026	September 30, 2025
Ordinary income	$129,712	$113,726
Tax return of capital	$—	$—
14. REORGANIZATION
As described in Note 1, Organization, to these unaudited consolidated financial statements, on November 4, 2026, Old CARS completed the Reorganization through its merger with and into New Carlyle Credit Solutions pursuant to the Reorganization Agreement, with New Carlyle Credit Solutions continuing as the surviving entity and changing its name to Carlyle Credit Solutions. On September 8, 2026, the Board of Directors of Carlyle Credit Solutions, Inc. and the Board of Trustees of New Carlyle Credit Solutions each approved the Reorganization Agreement and the transactions contemplated thereby. At a special meeting of Old CARS held on November 2, 2026, a majority of Shares outstanding as of the September 22, 2026 record date voted to approve the Reorganization Agreement.
At the Effective Time, upon the terms and subject to the conditions of the Reorganization Agreement, each share of Class I common stock, par value $0.01 per share, of Old CARS issued and outstanding immediately prior to the Effective Time was converted into one Class I common share of beneficial interest, par value $0.001 per share, of the Company, and 95,669,817 such Shares were issued by the Company. Each fractional share of Class I common stock of Old CARS was converted into a corresponding fractional Class I common share of beneficial interest of the Company. The Reorganization Agreement did not provide for an exchange ratio, cash consideration or any payment in lieu of fractional shares, and no Shares were cancelled in the Reorganization. The Company assumed all of the assets, liabilities and obligations of Old CARS, including its obligations under its credit facilities and continued the business and operations of Old CARS.
The Reorganization changed the form and state of organization of Old CARS. It did not change the investment objective or investment strategies, the portfolio of investments, the Investment Adviser, the fee arrangements with the Investment Adviser and the Administrator, the distribution policy or the share repurchase program. The Board of Trustees consists of the same individuals who served on the Board of Directors immediately prior to the Effective Time, and the Company’s officers are the same individuals who served as officers of Old CARS.
Since New Carlyle Credit Solutions had no operations and held no assets prior to the Effective Time, and because the Reorganization changed the legal form and state of organization of a single reporting entity without any change in the underlying economic ownership of Old CARS’s net assets, the Reorganization was accounted for at historical carrying value.

The assets and liabilities succeeded to from Old CARS were recorded at their carrying amounts as reflected in Old CARS’s financial statements immediately prior to the Effective Time. No consideration was transferred, no goodwill was recognized, no new cost basis was established in Old CARS’s investments, and no portion of the investment portfolio was remeasured as a result of the Reorganization.
The Reorganization had no effect on total assets, total liabilities, net assets, net asset value per share, Shares outstanding or results of operations as of or for any period presented, and no retroactive adjustment to any period presented was required. Because the Company’s Class I common shares of beneficial interest have a par value of $0.001 per share, compared to $0.01 per share for Old CARS’s common stock, approximately $861 was reclassified from common stock to paid-in capital in excess of par value upon completion of the Reorganization on November 4, 2026. The reclassification had no effect on total net assets or net asset value per share. The accompanying consolidated financial statements are the historical financial statements of Old CARS and are presented as those of the Company on a continuing basis. See Note 2, Significant Accounting Policies.
The Reorganization is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(F) of the Code. The Company’s tax basis and holding periods in Old CARS’s investments carried over without adjustment, and the Reorganization did not close the Company’s taxable year.
15. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed elsewhere in these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share and per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Credit Solutions (successor by merger to Carlyle Credit Solutions, Inc., (“Old CARS”)). Unless the context otherwise requires, references to, “we,” “us,” “our,” “CARS” or the “Company” that are as of or for a period before November 4, 2026 refer to Old CARS and its consolidated subsidiaries and references that are as of or for a period at or after November 4, 2026 refer to Carlyle Credit Solutions and its consolidated subsidiaries. These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:
•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest;
•the impact of any protracted decline in the liquidity of credit markets on our business;
•the impact of fluctuations in interest rates on our business;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•the impact of supply chain constraints on our portfolio companies and the global economy, including, in particular, as a result of the military conflict in Iran;
•the level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact on our business of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies, including those caused by tariffs and trade disputes with other countries;
•our ability to recover unrealized losses;
•market conditions and our ability to access alternative debt markets and additional debt and equity capital;
•our contractual arrangements and relationships with third parties;
•uncertainty surrounding the financial stability of the United States, Europe and China, including a possible shutdown of the U.S. federal government;
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions in other regions such as the Middle East, the status of tariffs and developing tensions between China and the United States;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments;
•our expected financings and investments;
•the adequacy of our cash resources and working capital;
•the timing, form and amount of any dividend distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability to consummate acquisitions;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•our intention to conduct recurring quarterly tender offers for a limited number of our Shares, subject to market and other conditions;

•the ability of Carlyle Global Credit Investment Management L.L.C., the investment adviser (the “Investment Adviser”), to locate suitable investments for us and to monitor and administer our investments;
•currency fluctuations and the adverse effect such fluctuations could have on the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to the investment adviser and administrator;
•our ability to maintain our status as a business development company (“BDC”); and
•our intent to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”).
We have based the forward-looking statements included in this Form 10-Q on information available to us on the date of this Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
Overview
Carlyle Credit Solutions, formerly named New Carlyle Credit Solutions, is a Delaware statutory trust formed on July 8, 2026 and structured as a closed-end, externally managed, non-diversified management investment company. It is the successor by merger to Carlyle Credit Solutions, Inc. ("Old CARS"), a Maryland corporation formed in February 2017. On November 4, 2026, Old CARS completed its reorganization from a Maryland corporation into a Delaware statutory trust (the "Reorganization") through its merger with and into New Carlyle Credit Solutions, with New Carlyle Credit Solutions continuing as the surviving entity and changing its name to Carlyle Credit Solutions. We are a specialty finance company. We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act"), and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code"). We conducted the Initial Private Offering and have been conducting the New Continuous Offering of our Shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. We have an indefinite term. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate attractive risk adjusted returns and current income primarily through assembling a portfolio of senior secured term loans to U.S. middle market companies in which private equity sponsors hold, directly or indirectly, a financial interest in the form of debt and/or equity. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in broadly syndicated loans or higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
We invest primarily in loans to middle market companies whose debt is rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We are externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Advisers Act”) and a subsidiary of Carlyle. We benefit from the Investment Adviser’s investment team of over 240 investment professionals with deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including the Investment Adviser and its affiliates.
Third Quarter 2026 Highlights
Quarterly Results
•Net investment income was $38.3 million or $0.40 per Share.
•During the three months ended September 30, 2026, dividends declared on Class I Shares were $40.3 million or $0.42 per Share.
•Net investment income for the three months ended September 30, 2026 increased from the comparable period in the prior year primarily due to a higher average outstanding investment balance, due to net origination activity over the last twelve months.
•NAV per Share was $18.01 as of September 30, 2026, unchanged from $18.01 as of June 30, 2026.
Portfolio and Investment Activity
•As of September 30, 2026, we held 302 investments across 212 portfolio companies (including 33 investments in structured credit investments across 30 different collateral managers) and 31 industries for a total fair value of $2.7 billion.
•During the three months ended September 30, 2026, our investment balance remained stable at $2.7 billion compared to prior quarter.
•As of September 30, 2026, non-accrual investments represented 3.1% and 1.3% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•On September 8, 2026, we entered into the Reorganization Agreement pursuant to which we agreed to reorganize from a Maryland corporation into a Delaware statutory trust. See “Recent Developments” below.
•During the three months ended September 30, 2026, we received $79.2 million in total subscriptions and issued 4,394,727 Class I Shares in connection with these subscriptions.
•During the three months ended September 30, 2026, through our Quarterly Tender Offers, we repurchased and extinguished 3,406,190 Shares for a cost of $61.3 million.
•Total liquidity as of September 30, 2026 was $352.3 million in cash and unused debt capacity.
Recent Developments
•On October 1, 2026, we accepted subscriptions in the amount of $11.8 million for 657,447 Class I Shares.
•On October 19, 2026, we repurchased and extinguished 1,781,107 shares for a cost of $32.1 million.

•On October 26, 2026, we declared a dividend of $0.14 per Class I Share payable on or about November 25, 2026 to shareholders of record as of October 30, 2026.
•On October 27, 2026, we closed an amendment to the SPV Credit Facility, which decreased the interest rate from Term SOFR + 2.06% to Term SOFR + 2.00%, increased commitments from $500 million to $600 million (with a further $100 million increase to $700 million scheduled for January 20, 2027).
•On November 4, 2026, we completed the Reorganization, in which Old CARS merged with and into New Carlyle Credit Solutions, which continued as the surviving entity and changed its name to Carlyle Credit Solutions, and each outstanding share of Old CARS common stock was converted into one common share of beneficial interest of the Company of the same class. Our investment objective and strategies, Investment Adviser, management team and fee structure did not change. In connection with the Reorganization, we entered into a new investment advisory agreement and a new administration agreement on substantially the same terms as the prior agreements, and we became subject to a minimum asset coverage ratio of 150% under Section 61(a)(2) of the Investment Company Act, approved by the Board of Trustees and our sole shareholder. Refer to Note 1, Organization, Note 4, Related Party Transactions, and Note 14, Reorganization, to these unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per Share. For the three months ended September 30, 2026, we recorded basic and diluted earnings per Share of $0.41, declared dividends per Share of $0.42 and earned $0.40 of net investment income per Share.
The following table sets forth the calculation of basic and diluted earnings per Class I Share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2026	June 30, 2026
Net increase (decrease) in net assets resulting from operations	$39,511	$5,755
Weighted-average shares outstanding	96,732,082	96,324,445
Earnings per share - Basic and Diluted	$0.41	$0.06
For the three months ended September 30, 2026 and June 30, 2026, we declared dividends of $0.42 per Share and $0.44 per Share, respectively. As of September 30, 2026 and December 31, 2025, our NAV per Share was $18.01 and $18.82, respectively.
Investment Income
We generate investment income primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. At times, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity reflects the proceeds of sales of securities. We may also generate investment income in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include: (i) investment advisory fees, including base management fees and incentive fees, to the Investment Adviser pursuant to the Investment Advisory Agreement; (ii) debt service and other costs of borrowings or other financing arrangements; (iii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iv) other operating expenses summarized below:

•administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;
•the costs of any offerings of our common stock and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•expenses, including travel expenses, incurred by the Investment Adviser, or members of the Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies;
•certain costs and expenses relating to distributions paid on our shares;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, making or holding investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•transfer agent and custodial fees;
•commissions and other compensation payable to brokers or dealers;
•federal and state registration fees;
•any U.S. federal, state and local taxes, including any excise taxes;
•independent director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including federal and state registration and any applicable listing fees;
•the costs of any reports, proxy statements or other notices to our shareholders and the costs of any shareholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•the costs of specialty and custom software for monitoring risk, compliance and overall portfolio;
•our fidelity bond;
•directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•indemnification payments;
•direct fees and expenses associated with independent audits, agency, consulting and legal costs; and
•all other expenses incurred by us or our Administrator in connection with administering our business, including our allocable share of certain officers and their staff compensation.
Net Investment Income
The following table summarizes our net investment income and net investment income per share:

	Three Months Ended
	September 30, 2026	June 30, 2026
Total investment income	$66,704	$64,071
Total expenses (including excise tax expense)	28,363	26,983
Net investment income	$38,341	$37,088
Weighted-average shares outstanding	96,732,082	96,324,445
Net investment income per share	$0.40	$0.39

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of September 30, 2026:

	First Lien Debt	Second Lien Debt	Equity Investments	Structured Credit Investments	Investment Funds	Total Investments
Count of investments	223	8	35	33	3	302
Investments, at amortized cost	$2,560,784	$47,595	$97,410	$97,169	$11,348	$2,814,306
Investments, at fair value	$2,480,962	$43,046	$101,905	$93,254	$11,348	$2,730,515
Percentage of total investments at fair value	90.9%	1.6%	3.7%	3.4%	0.4%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	9.4%	9.5%
Second Lien Debt(1)	11.9%	13.1%
Total Debt and Income Producing Investments(1)(2)	9.6%	9.7%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2026. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 9.3% as of September 30, 2026.
(2)Weighted average yield for total debt and income producing investments includes Structured Credit Partners as well as income producing equity investments.
The geographical composition of investments at fair value as of September 30, 2026 was as follows:

Geography—% of Fair Value	As of September 30, 2026
Australia	0.1%
Bermuda	0.1
Canada	4.8
Cayman Islands	3.2
France	1.0
Germany	0.3
Guernsey	0.2
Ireland	0.4
Italy	1.1
Jersey	0.2
Luxembourg	0.7
Netherlands	0.3
Norway	0.5
Spain	0.3
Sweden	0.3
United Kingdom	4.1
United States	82.4
Total	100.0%

The industry composition of investments at fair value as of September 30, 2026 was as follows:

Industry—% of Fair Value	As of September 30, 2026
Aerospace & Defense	2.5%
Auto Aftermarket & Services	1.7
Beverage & Food	0.4
Business Services	8.7
Capital Equipment	2.7
Chemicals, Plastics & Rubber	1.3
Construction & Building	3.6
Consumer Goods: Durable	0.0
Consumer Goods: Non-Durable	0.2
Consumer Services	8.5
Containers, Packaging & Glass	2.5
Diversified Financial Services	12.0
Energy: Electricity	1.0
Energy: Oil & Gas	1.3
Environmental Industries	3.1
Healthcare & Pharmaceuticals	15.4
High Tech Industries	4.1
Investment Funds	0.4
Leisure Products & Services	4.2
Media: Broadcasting & Subscription	0.5
Media: Diversified & Production	0.5
Retail	0.6
Software	14.0
Sovereign & Public Finance	0.0
Structured Credit	3.4
Telecommunications	1.6
Transportation: Cargo	2.1
Transportation: Consumer	1.3
Utilities: Oil & Gas	1.3
Utilities: Water	0.4
Wholesale	0.7
Total	100.0%

Our investment activity for the three months ended September 30, 2026 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
September 30, 2026
Investments:
Total investments, beginning of period	$2,834,436
New investments purchased	97,610
Net accretion of discount on investments	1,809
Net realized gain (loss) on investments	(1,122)
Investments sold or repaid	(118,427)
Total Investments, end of period	$2,814,306
Principal amount of investments funded:
First Lien Debt	$92,505
Second Lien Debt	291
Equity Investments(1)	1,694
Structured Credit Investments	—
Investment Funds	3,638
Total	$98,128
Principal amount of investments sold or repaid:
First Lien Debt	$(97,724)
Second Lien Debt	—
Equity Investments(1)	(17,169)
Structured Credit Investments	(1,249)
Investment Funds	—
Total	$(116,142)
Number of new investment commitments(2)(3)	8
Average new investment commitment amount	$11,187
(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company, including structured credit investments, as part of an individual transaction, excluding any investment fund activity.
(3)For the three months ended September 30, 2026, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of September 30, 2026 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
Portfolio Credit
As part of the monitoring process, the Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our first lien and second lien debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each first lien and second lien debt investment in our portfolio.

Rating	Definition
1	Borrower is operating above expectations, and the trends and risk factors are generally favorable.

2
Borrower is operating generally as expected or at an acceptable level of performance. The level of risk to our initial cost basis is similar to the risk to our initial cost basis at the time of origination. This is the initial risk rating assigned to all new borrowers.

3
Borrower is operating below expectations and level of risk to our cost basis has increased since the time of origination. The borrower may be out of compliance with debt covenants. Payments are generally current although there may be higher risk of payment default.

4
Borrower is operating materially below expectations and the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not by more than 120 days. It is anticipated that we may not recoup our initial cost basis and may realize a loss of our initial cost basis upon exit.

5
Borrower is operating substantially below expectations and the loan’s risk has increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. It is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

The Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. The Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	2,381,386	94.4	2,274,037	93.3
Internal Risk Rating 3	107,726	4.3	137,626	5.6
Internal Risk Rating 4	18,716	0.7	16,779	0.7
Internal Risk Rating 5	16,180	0.6	10,561	0.4
Total	$2,524,008	100.0%	$2,439,003	100.0%

As of both September 30, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1. As of September 30, 2026 and December 31, 2025, nine and six, respectively, of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	291	$2,695,619	98.7%	250	$2,623,946	99.0%
Non-accrual(1)	11	34,896	1.3	7	27,340	1.0
Total	302	$2,730,515	100.0%	257	$2,651,286	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Portfolio Financing
Our primary sources of financing consist of secured debt and securitizations, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 7, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance as of
	September 30, 2026	December 31, 2025
SPV Credit Facility	$452,823	$388,750
SPV2 Credit Facility	330,000	330,000
2024-1 Debt	289,000	289,000
Total	$1,071,823	$1,007,750
Weighted average interest rate	5.78%	5.85%
SPV Credit Facility
On April 1, 2019, SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a lender, which was most recently amended on October 27, 2026, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $500,000 as of September 30, 2026, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. Effective December 12, 2025, June 12, 2026, and October 27, 2026, the total commitments increased from $300,000 to $400,000, from $400,000 to $500,000, and from $500,000 to $600,000, respectively. The October 27, 2026 amendment also provides for a further increase of total commitments from $600,000 to $700,000 effective January 20, 2027, or on such earlier date as may be agreed. The SPV Credit Facility has a maturity date of April 3, 2030, with one one-year extension option, subject to SPV’s and the lender’s consent. The SPV Credit Facility has a revolving period through October 15, 2028. SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 2.06% per year. Effective October 27, 2026, borrowings will bear interest at SOFR plus 2.00% per year. The SPV also pays a fee of 0.75% per year on unused amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of SPV. Effective on August 26, 2025, CARS Lux Finance, a wholly owned subsidiary of the SPV, became party to the SPV Credit Facility.
The SPV Credit Facility consisted of the following as of September 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
September 30, 2026	$500,000	$452,823	$47,177	$47,177	5.56%
December 31, 2025	$400,000	$388,750	$11,250	$11,250	5.50%
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
SPV2 Credit Facility
SPV2 entered into a senior secured revolving credit facility with a lender on May 13, 2020 (the “SPV2 Credit Facility,” together with the SPV Credit Facility, the “Credit Facilities”), as amended from time to time. The SPV2 Credit Facility provides for secured borrowings during the applicable revolving period up to a principal amount of $550,000, subject to availability under the SPV2 Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV2 Credit Facility has a revolving period through March 7, 2027 and a maturity date of March 7, 2032. Borrowings under the SPV2 Credit Facility bear interest initially at SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.40% per year, plus a term SOFR adjustment of 0.15% per year. SPV2 is also required to pay an unused commitment fee of 0.25% per year. Payments under the SPV2 Credit Facility are made quarterly. The lenders have a security interest on substantially all of the assets of SPV2.

The SPV2 Credit Facility consisted of the following as of September 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
September 30, 2026	$550,000	$330,000	$220,000	$220,000	6.29%
December 31, 2025	$550,000	$330,000	$220,000	$220,000	6.49%
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Securitizations
On October 29, 2024, we completed a $348,500 term debt securitization (the “2024-1 Debt Securitization”), which was inclusive of $59,500 in Class C and D Notes retained by the Company as of September 30, 2026. The notes and loans offered in the 2024-1 Debt Securitization (the “2024-1 Debt”) were issued by Carlyle Direct Lending CLO 2024-1 LLC (the “2024-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2024-1 Debt is secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of first and second lien senior secured loans and is scheduled to mature in October 2037.
We received 100% of the $83,100 in nominal value of the non-interest bearing preferred interests issued by the 2024-1 Issuer (the “2024-1 Issuer Preferred Interests”) on the closing date of the 2024-1 Debt Securitization in exchange for our contribution to the 2024-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, we made customary representations, warranties and covenants to the 2024-1 Issuer in the purchase agreement.
The following table summarizes the terms of the 2024-1 Debt tranches and their principal amount as of September 30, 2026 and December 31, 2025:

				As of
2024-1 Debt Tranche (1)	Credit Rating	Reference Rate	Spread	September 30, 2026	December 31, 2025
Class A-1 Notes	AAA	SOFR	1.68%	$92,500	$92,500
Class A-L1 Loans	AAA	SOFR	1.68%	104,000	104,000
Class A-L2 Loans	AAA	SOFR	1.68%	50,000	50,000
Class A-2 Notes	AAA	SOFR	2.00%	17,000	17,000
Class B Notes	AA	SOFR	2.13%	25,500	25,500
Total Principal Amount Outstanding				$289,000	$289,000
Less: unamortized debt issuance costs				(1,796)	(1,916)
Total Carrying Value				$287,204	$287,084
Weighted average interest rate				5.55%	5.60%
(1)     Excludes $59.5 million of Class C and D notes retained by the Company, which are rated A and BBB- and accrue interest at SOFR plus spread of 2.20% and 3.50%, respectively.
Forward Currency Contracts
In order to better define our contractual rights and to secure rights that will help us mitigate our counterparty risk, we have entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. The ISDA Master Agreement is a bilateral agreement between us and the Counterparty that governs over-the-counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of September 30, 2026 and December 31, 2025, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $3,964 and $344.
Structured Credit Partners JV, LLC (“Structured Credit Partners”)
On December 23, 2025, we, together with CGBD, an affiliated BDC, and Sixth Street (collectively, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Structured Credit Partners is managed by a board consisting of eight members, on which each Member has equal representation. The SCP Members each hold 25% voting interests through non-economic Class A membership interests. Economic interests are based on funded capital contributions through Class B and Class C membership interests as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
CARS	$1	$1	$15,000	$11,347	$135,000	$—
Carlyle Secured Lending, Inc.	1	1	135,000	102,124	15,000	—
Sixth Street	2	2	150,000	113,471	150,000	—
Total	$4	$4	$300,000	$226,942	$300,000	$—
Funding of capital commitments generally requires board approval. In accordance with their respective economic interests, the SCP Members indirectly bear an allocable share of all expenses and other obligations of Structured Credit Partners.
Structured Credit Partners invests in the equity and debt of financing subsidiaries that act as warehouses for the acquisition of broadly syndicated loans and issue debt securities collateralized by such loans, with investment opportunities sourced primarily by affiliates of the SCP Members. Portfolio and investment decisions with respect to Structured Credit Partners must be unanimously approved by a quorum of Structured Credit Partners’ investment committee consisting of an equal number of representatives appointed by the Carlyle-affiliated SCP Members and the Sixth Street-affiliated SCP Members. Therefore, because we do not own more than 25% of the voting interests of Structured Credit Partners, we do not believe that we have control over Structured Credit Partners for accounting purposes or for purposes of the Investment Company Act.
Our share of the dividends declared by Structured Credit Partners was $489 and $254 for the three months ended September 30, 2026 and June 30, 2026, respectively. As of September 30, 2026 and June 30, 2026, our annualized dividend yield from Structured Credit Partners was 20.3% and 18.7%, respectively. Below is a summary of Structured Credit Partners’ portfolio as of September 30, 2026:

As of
September 30, 2026
Total Investments(1)	$2,157,543
Weighted average yield on total investments based on amortized cost(2)	6.9%
Weighted average yield on total investments based on fair value(2)	7.0%
Number of portfolio companies in Structured Credit Partners	461
Average amount per portfolio company	$4,680
Floating rate loans(3)	99.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2026. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Percent of total investments at fair value.

Consolidated Results of Operations
For the three months ended September 30, 2026 and June 30, 2026
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026 and June 30, 2026:

	Three Months Ended		Change
	September 30, 2026	June 30, 2026	$
Investment income:
Interest income	$59,404	$57,011	$2,393
PIK income	5,414	6,063	(649)
Dividend income	489	254	235
Other income	1,397	743	654
Total investment income	66,704	64,071	2,633
Expenses:
Base management fees	4,254	4,036	218
Incentive fees	5,473	5,355	118
Professional fees	391	600	(209)
Administrative service fees	710	704	6
Interest expense and credit facility fees	16,559	15,222	1,337
Directors’ fees and expenses	107	114	(7)
Other general and administrative	864	948	(84)
Excise tax expense	5	4	1
Total expenses	28,363	26,983	1,380
Net investment income (loss)	38,341	37,088	1,253
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(1,122)	338	(1,460)
Net realized currency gain (loss) on non-investment assets and liabilities	(43)	(127)	84
Net realized gain (loss) on forward currency contracts	984	(420)	1,404
Net change in unrealized appreciation (depreciation) on investments	979	(34,420)	35,399
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	867	1,079	(212)
Net change in unrealized gain (loss) on forward currency contracts	(495)	2,217	(2,712)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	1,170	(31,333)	32,503
Net increase (decrease) in net assets resulting from operations	$39,511	$5,755	$33,756
Investment Income
The increase in total investment income for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026, was primarily driven by an increase in interest income due to a higher average principal balance of our total debt and income-producing investments. As of September 30, 2026, our portfolio at amortized cost decreased to $2,814,306 from $2,834,436 as of June 30, 2026. As of September 30, 2026 and June 30, 2026, the weighted average yield of our total debt and income producing investments was 9.6% and 9.4%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2026 and June 30, 2026, eleven and eight of our debt and preferred equity investments were on non-accrual status, respectively. As of September 30, 2026 and June 30, 2026, non-accrual investments had a fair value of $34,896 and $24,089, which represented approximately 1.3% and 0.9% of total investments at fair value, respectively. The remaining income producing investments were performing as of September 30, 2026 and June 30, 2026.

The increase in other income for the three months ended September 30, 2026, compared to the three months ended June 30, 2026, was primarily driven by an increase in amendment fees.
The increase in dividend income for the three months ended September 30, 2026, compared to the three months ended June 30, 2026, was due to an increase in dividend income from Structured Credit Partners.
Expenses
The increase in interest expense and credit facility fees was primarily driven by a higher average principal balance during the three months ended September 30, 2026.
The increase in base management fees was driven by a higher net asset value for the three months ended September 30, 2026 compared to the three months ended June 30, 2026.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended September 30, 2026 compared to the three months ended June 30, 2026.
For the three months ended September 30, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2026. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended September 30, 2026 and June 30, 2026 were as follows:

	Three Months Ended
	September 30, 2026	June 30, 2026
Realized gains on investments	$1,573	$2,255
Number of investments with realized gains	3	13
Realized losses on investments	$(2,695)	$(1,917)
Number of investments with realized losses	3	3
Change in unrealized appreciation on investments	$14,942	$10,990
Number of investments with unrealized appreciation	136	124
Change in unrealized depreciation on investments	$(13,963)	$(45,410)
Number of investments with unrealized depreciation	131	133
During the three months ended September 30, 2026, we recognized a realized gain related to the exit of our equity investment in Ampersand Partners Feeder AIV LP, and a realized loss related to the sale of our equity investment in SPF HOLDCO LLC, resulting in a net realized loss for the period. During the three months ended June 30, 2026, we recognized a net realized loss related to the restructuring of our investments in DCA Investment Holding LLC.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, the impact of exits, and broader economic conditions.

For the three and nine months ended September 30, 2026 and September 30, 2025
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Investment income:
Interest income	$59,404	$56,108	$3,296	$172,792	$158,564	$14,228
PIK income	5,414	5,737	(323)	17,317	15,904	1,413
Dividend income	489	—	489	777	—	777
Other income	1,397	909	488	4,596	3,196	1,400
Total investment income	66,704	62,754	3,950	195,482	177,664	17,818
Expenses:
Base management fees	4,254	3,641	613	12,618	10,896	1,722
Incentive fees	5,473	5,118	355	16,410	15,236	1,174
Professional fees	391	741	(350)	1,699	1,616	83
Administrative service fees	710	593	117	1,927	1,186	741
Interest expense and credit facility fees	16,559	15,648	911	45,121	38,010	7,111
Directors’ fees and expenses	107	109	(2)	328	299	29
Other general and administrative	864	559	305	2,848	2,210	638
Excise tax expense	5	483	(478)	9	1,492	(1,483)
Total expenses	28,363	26,892	1,471	80,960	70,945	10,015
Net investment income (loss)	38,341	35,862	2,479	114,522	106,719	7,803
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(1,122)	(18,889)	17,767	(12,880)	(36,809)	23,929
Net realized currency gain (loss) on non-investment assets and liabilities	(43)	(1,076)	1,033	(320)	405	(725)
Net realized gain (loss) on forward currency contracts	984	(2,885)	3,869	1,689	(3,780)	5,469
Net change in unrealized appreciation (depreciation) on investments	979	13,257	(12,278)	(58,968)	27,453	(86,421)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	867	1,093	(226)	3,606	(7,906)	11,512
Net change in unrealized gain (loss) on forward currency contracts	(495)	4,879	(5,374)	3,620	(3,295)	6,915
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	1,170	(3,621)	4,791	(63,253)	(23,932)	(39,321)
Net increase (decrease) in net assets resulting from operations	$39,511	$32,241	$7,270	$51,269	$82,787	$(31,518)
Investment Income
The increase in investment income for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily driven by a higher average outstanding investment balance. As of September 30, 2026, our portfolio at amortized cost increased to $2,814,306 from $2,470,518 as of September 30, 2025. As of September 30, 2026 and September 30, 2025, the weighted average yield of our total debt and income producing investments was 9.6% and 10.1%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2026 and September 30, 2025, eleven and six of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $34,896 and

$20,071, which represented approximately 1.3% and 0.8% of total investments at fair value as of September 30, 2026 and September 30, 2025, respectively. The remaining income producing investments were performing as of September 30, 2026 and September 30, 2025.
The increase in dividend income for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was primarily driven by dividend income from Structured Credit Partners.
The increase in other income for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily driven by an increase in amendment fees and undrawn fees. The increase in other income for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily driven by an increase in prepayment fees and undrawn fees.
Expenses
The increase in interest expense and credit facility fees for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was primarily driven by a higher average principal balance during the three and nine months ended September 30, 2026.
The increase in base management fees for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was driven by higher average net assets for the three and nine months ended September 30, 2026.
The increase in incentive fees for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was driven by higher pre-incentive fee net investment income for the three and nine months ended September 30, 2026.
For the three and nine months ended September 30, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2026. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and management fees.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gains on investments	$1,573	$2	$4,317	$93
Number of investments with realized gains	3	2	15	6
Realized losses on investments	$(2,695)	$(18,891)	$(17,197)	$(36,902)
Number of investments with realized losses	3	3	7	5
Change in unrealized appreciation on investments	$14,942	$32,087	$25,587	$67,204
Number of investments with unrealized appreciation	136	130	87	137
Change in unrealized depreciation on investments	$(13,963)	$(18,830)	$(84,555)	$(39,751)
Number of investments with unrealized depreciation	131	97	208	118
During the nine months ended September 30, 2026, we recognized a net realized loss related to the restructurings of our investments in 48forty Intermediate Holdings, Inc. and DCA Investment Holding LLC and the sale of our equity investment in SPF HOLDCO LLC, partially offset by a realized gain from the sale of our equity investment in Ampersand Partners Feeder AIV LP. During the nine months ended September 30, 2025, we recognized a realized loss related to the restructurings of our investments in Aimbridge Acquisition Co., Inc. (from debt to equity), Align Precision Group, LLC (formerly known as Maverick Acquisition, Inc.), and FPG Intermediate Holdco, LLC.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, the impact of exits, and broader economic conditions.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock and asset-level financing. As of September 30, 2026, we had $1,071,823 of outstanding consolidated indebtedness under the Credit Facilities and the 2024-1 Debt, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of September 30, 2026, we had $352,254 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. As of September 30, 2026 and December 31, 2025, the debt to equity ratio was 0.62x and 0.57x, respectively. Refer to Note 7, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	As of
	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash(1)	$85,077	$122,352
Available borrowings under Credit Facilities	267,177	231,250
Total Liquidity	$352,254	$353,602
(1) As of September 30, 2026 and December 31, 2025, the Company held restricted cash balances of $56,403 and $105,197, respectively. Refer to Note 2, Significant Accounting Policies, to these unaudited consolidated financial statements for further information regarding restricted cash.
We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments, as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under our Credit Facilities, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our shareholders, the repurchase of our shares through the Quarterly Tender Offer, and for other general corporate purposes. We believe our current cash position, available capacity on our Credit Facilities and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Liquidity Needs
Our primary liquidity needs include our funding of new and existing portfolio investments, payment of operating expenses and interest and principal payments under the Credit Facilities. We also repurchase our shares through the Quarterly Tender Offers.
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made for any such exposure in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2026 and December 31, 2025:

	Par / Principal Amount as of
	September 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$268,473	$250,388
Unfunded revolving commitments	173,091	158,139
Total unfunded commitments	$441,564	$408,527
As of September 30, 2026, the Company has unfunded commitments related to equity investments, including its investment Structured Credit Partners, in the amount of $141,265. As of December 31, 2025 there were no unfunded commitments related to equity investments.
Pursuant to an undertaking by us in connection with the 2024-1 Debt Securitization, we agreed to hold on an ongoing basis the 2024-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding principal amount of all collateral obligations issued by the 2024-1 Issuer, subject to adjustments, for so long as any securities of the 2024-1 Issuer remains outstanding. As of September 30, 2026 and December 31, 2025, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

Nine Months Ended
September 30, 2026
Cash flows provided by (used in) operating activities	$(27,304)
Cash flows provided by (used in) financing activities	(9,971)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(37,275)
During the nine months ended September 30, 2026, we paid $563,421 related to cost of investments purchased and received $431,652 in proceeds from sales and repayments on our investments. During the nine months ended September 30, 2026, we had net proceeds from borrowings of $68,070 on our Credit Facilities. During the nine months ended September 30, 2026, we issued 14,459,007 shares for an aggregate offering price of $267,410, and repurchased and extinguished 12,299,118 shares for an aggregate purchase price of $226,585.
Asset Coverage
In accordance with the Investment Company Act, a BDC is only allowed to borrow amounts such that its “asset coverage,” as defined in the Investment Company Act, satisfies the minimum asset coverage ratio specified in the Investment Company Act after such borrowing. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.
Prior to March 23, 2018, BDCs were required to maintain a minimum asset coverage ratio of 200%. On March 23, 2018, an amendment to Section 61(a) of the Investment Company Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. Under the 200% minimum asset coverage ratio, BDCs are permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, BDCs are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the Investment Company Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.
On September 8, 2026, the Board of Trustees of the Company, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and the sole shareholder of the Company, approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Investment Company Act, as amended. As a result, the minimum asset coverage ratio applicable to the Company was reduced from 200% to 150%, effective as of September 9, 2026.

As of September 30, 2026 and December 31, 2025, the Company had total senior securities of 1,071,823 and 1,007,750, respectively, consisting of secured borrowings under the Credit Facilities, and the 2024-1N Debt, and had asset coverage ratios of 262.50% and 275.20%, respectively.
Critical Accounting Policies and Estimates
The preparation of our unaudited consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. There have been no material changes in the critical accounting estimates since those discussed in Old CARS Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments generally do not have a readily available market price. The Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, values our investments for which market quotations are not readily available in good faith at fair value in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of September 30, 2026, on a fair value basis, approximately 99.8% of our debt investments bear interest at floating rates, which primarily are subject to interest rate floors. The Credit Facilities and 2024-1 Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding our investment in Structured Credit Partners, held as of September 30, 2026 and December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2026 and December 31, 2025 and based on the terms of our Credit Facilities and 2024-1 Debt. Interest expense on our Credit Facilities and 2024-1 Debt is calculated using the stated interest rate as of September 30, 2026 and December 31, 2025, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Structured Credit Partners, and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of September 30, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$79,106	$(32,155)	$46,951	$76,863	$(30,232)	$46,631
Up 200 basis points	$52,737	$(21,436)	$31,301	$51,242	$(20,155)	$31,087
Up 100 basis points	$26,369	$(10,718)	$15,651	$25,621	$(10,077)	$15,544
Down 100 basis points	$(26,369)	$10,718	$(15,651)	$(25,621)	$10,077	$(15,544)
Down 200 basis points	$(52,678)	$21,436	$(31,242)	$(51,107)	$20,155	$(30,952)
Down 300 basis points	$(77,797)	$31,495	$(46,302)	$(72,737)	$29,529	$(43,208)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 12, Litigation, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
The Company is the successor by merger to Carlyle Credit Solutions, Inc. (“Old CARS”). As a result, the Company has the same investment objective, investment strategies, investment policies, portfolio holdings, management and advisory arrangements as Old CARS, and the risks described in Old CARS SEC filings apply to the Company. Accordingly, the information under “Item 1A. Risk Factors” in Part I of the Annual Report on Form 10-K (File No. 814-01248) of Old CARS for the fiscal year ended December 31, 2025 is incorporated herein by reference for general risks related to the Company. The risks set forth below and incorporated by reference herein are not the only risks the Company faces, and there may be additional risks that the Company does not presently know of or that it currently considers not likely to have a significant impact. New risks may emerge at any time and the Company cannot predict such risks or estimate the extent to which they may affect the business or financial performance of the Company.
Risks Related to the Delaware Statutory Trust Structure
The Company’s shareholders will have only the voting rights as required by the 1940 Act or as otherwise provided for in the Company’s Declaration of Trust.
Shareholders of the Company will have only the voting rights required by the 1940 Act and as otherwise provided for in the Company’s Declaration of Trust. Under the Declaration of Trust, the Company will not be required to hold annual meetings of shareholders. Special meetings of shareholders may only be called by the Board of Trustees of the Company or its Chief Executive Officer and will be limited to the purposes set forth in the Company’s notice thereof. In addition, shareholders may request the Company’s Board of Trustees to call a vote of shareholders to act on a matter on which such shareholders are entitled to vote, subject to certain procedural requirements set forth in the Declaration of Trust, including, among others, that the request is signed by shareholders of record as of the applicable record date holding in the aggregate at least fifty-one percent (51%) of the shares or class or series of shares having voting rights on the matter. Upon receipt of such shareholder request and subject to such shareholder’s compliance with the applicable procedural requirements set forth in the Declaration of Trust, the Company’s Board of Trustees will call a vote of shareholders to act on such matters, which may be taken, subject to the sole discretion of the Board of Trustees, either at a special meeting of shareholders or by solicitation of written consent of shareholders. These provisions may have the effect of significantly reducing the ability of shareholders to have proposals considered at a meeting of shareholders.
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Company on a Current Report on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Share Repurchases
In the second quarter of 2022, we commenced a quarterly liquidity program pursuant to which we conducted quarterly tender offers (the “Quarterly Tender Offer”) to repurchase up to 3.5% of the number of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer was conducted, at a per share price equal to the net asset value per share as of the last day of the quarter in which the Quarterly Tender Offer was conducted, less an early repurchase fee of 2% of the net asset value of such shares in the case of shares that have an initial issue date within the one year period prior to the valuation date associated with such Quarterly Tender Offer. For purposes of determining the applicability of the early repurchase fee to Shares acquired in the Reorganization, such Shares will be credited with the holding period applicable to the shares of Old CARS exchanged for such Shares. Commencing with our Quarterly Tender Offer that commenced in March 2026, the Board of Directors approved an increase in the maximum number of Shares that may be repurchased through Quarterly Tender Offers from 3.5% to 5.0% of the number of Shares outstanding as of the end of the calendar quarter immediately prior to the quarter in which the Quarterly Tender Offer is conducted. Accordingly, we now expect to offer to repurchase up to 5.0% of such number of Shares in each Quarterly Tender Offer. However, the Board of Trustees has the discretion to determine whether or not we will purchase Shares from shareholders, and we are not required to conduct tender offers on a quarterly basis or at all. If during any consecutive 24-month period, we do not engage in a Quarterly Tender Offer in which we accept for purchase 100% of properly tendered Shares (a “Qualifying Tender”), we will not make commitments for new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until a Qualifying Tender occurs, subject to our continuing to use available funds and liquidity for certain purposes. Following the Reorganization, we expect to continue Quarterly Tender Offers on the same terms and at the same frequency, subject to the Board of Trustees’ discretion as to whether and when to conduct tender offers. See also Note 9, Net Assets, to the unaudited consolidated financial statements, included in Part I, Item 1 of this Form 10-Q.
During the three months ended September 30, 2026, upon completion of our tender offer that commenced June 22, 2026, we repurchased 3,406,190 shares for a purchase price of $18.01 per share, or approximately $61.3 million in aggregate.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization, dated September 8, 2026, among Carlyle Credit Solutions, Inc., New Carlyle Credit Solutions and, for the limited purposes specified therein, Carlyle Global Credit Investment Management L.L.C. (Incorporated by reference to Exhibit 2.1 to Carlyle Credit Solutions, Inc.'s Current Report on Form 8-K filed September 9, 2026, File No. 814-01248.)

3.1	Certificate of Trust of the Registrant (Incorporated by reference to Exhibit (1)(a) to the Registrant’s Registration Statement on Form N-14 (File No. 333-298812) filed September 9, 2026.)

3.2
Certificate of Merger of Carlyle Credit Solutions, Inc. into New Carlyle Credit Solutions, effective November 4, 2026 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 4, 2026, File No. 814-02024.)

3.3
Amended and Restated Declaration of Trust of the Registrant, dated September 8, 2026 (Incorporated by reference to Exhibit (1)(b) to the Registrant’s Registration Statement on Form N-14 (File No. 333-298812) filed September 9, 2026.)

3.4	Bylaws of the Registrant (Incorporated by reference to Exhibit (2) to the Registrant’s Registration Statement on Form N-14 (File No. 333-298812) filed September 9, 2026.)

10.1
Investment Advisory Agreement, dated November 4, 2026, between the Registrant and Carlyle Global Credit Investment Management L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 4, 2026, File No. 814-02024.)

10.2
Administration Agreement, dated November 4, 2026, between the Registrant and Carlyle Global Credit Administration L.L.C. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 4, 2026, File No. 814-02024.)

10.3
Consent and Sixth Amendment to Loan and Security Agreement, dated as of October 27, 2026, among Carlyle Credit Solutions SPV LLC, as Borrower, Carlyle Credit Solutions, Inc., as Existing Parent, Existing Seller and Existing Servicer, CARS Lux Finance SPV S.à r.l., as Investment Subsidiary, the Lenders party thereto, U.S. Bank Trust Company, National Association, as Collateral Administrator and Collateral Agent, U.S. Bank National Association, as Securities Intermediary, and JPMorgan Chase Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Carlyle Credit Solutions, Inc.’s Current Report on Form 8-K filed November 2, 2026, File No. 814-01248.)

10.4	Distribution and Servicing Plan of the Registrant, dated November 4, 2026.*

10.5	Placement Agent Agreement, dated November 4, 2026, between the Registrant and TCG Capital Markets L.L.C.*

10.6	Multi-Class Plan of the Registrant, dated November 4, 2026.*

10.7	Consent to Assignment, Assumption and Deemed Amendment, dated November 4, 2026, relating to the Master Custodian Agreement with State Street Bank and Trust Company.*

10.8	Amendment to Contribution Agreement, dated as of November 4, 2026, by and between Carlyle Credit Solutions, as the contributor, and Carlyle Direct Lending CLO 2024-1, LLC, as the contributee.*

10.9
Reaffirmation Agreement and Joinder to Loan and Security Agreement, dated as of November 4, 2026, between Carlyle Credit Solutions, as New Parent, New Seller and New Servicer, and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to the Amended and Restated Loan and Security Agreement dated as of June 2, 2021, as amended.*

10.10
Consent to Loan and Servicing Agreement, dated as of October 23, 2026, among Carlyle Credit Solutions, Inc., as Initial Holdings and Initial Portfolio Asset Servicer, Carlyle Credit Solutions SPV 2 LLC, as Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders party thereto, U.S. Bank National Association, as Administrative Agent and Collateral Custodian, and Barings Finance LLC, as Calculation Agent, relating to the Loan and Servicing Agreement dated as of May 13, 2020, as amended.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE CREDIT SOLUTIONS

Dated: November 13, 2026	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Trustee, President, Chief Financial Officer and Chief Risk Officer (Principal Financial Officer)